Form 10-Q
period 2000-06-30
INTERLAND INC
filed 2000-08-22
CIK 1085586

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                          Commission File No. 000-31111

                                 INTERLAND, INC.
             (Exact name of registrant as specified in its charter)

               Georgia                                   58-1632664
     (State or other jurisdiction of                   I.R.S. Employer
     incorporation or organization)                   Identification No.)

                               101 Marietta Street
                                    Suite 200
                             Atlanta, Georgia 30303
                   (Address, including zip code, of principal
                               executive offices)

                                 (404) 720-8301
                         (Registrant's telephone number,
                              including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES |_|    NO |X|

The registrant had 46,705,416 shares of Common Stock, no par value, outstanding as of August 21, 2000.

                                 INTERLAND, INC.
                                    FORM 10Q
                                  JUNE 30, 2000
                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

                                                                            Page
                                                                            ----

      Condensed Consolidated Balance Sheets at June 30, 2000
        (Unaudited) and December 31, 1999                                      3

      Condensed Consolidated Statements of Operations for the three
        months and six months ended June 30, 2000 and 1999 (Unaudited)         4

      Condensed Consolidated Statements of Cash Flows for the six
        months ended June 30, 2000 and 1999 (Unaudited)                        5

      Notes to Condensed Consolidated Financial Statements (Unaudited)         6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 11

Item 3. Quantitative and Qualitative Disclosures About Market Risk            25

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                            26

Item 4.  Submission of Matters to a Vote of Security Holders                  27

Item 6.  Exhibits and Reports on Form 8-K                                     28

Signatures                                                                    29

                    PART I - FINANCIAL INFORMATION.

                            INTERLAND, Inc.
                 Condensed Consolidated Balance Sheets
                            (in thousands)

                                                   June 30,   December 31,
                                                     2000        1999
                                                  ------------------------
                   ASSETS                         (unaudited)
Current Assets:
  Cash and cash equivalents .....................   $ 15,316    $ 24,510
  Restricted cash ...............................      2,700       1,007
  Accounts receivable ...........................      1,585         655
  Prepaid commissions ...........................      1,238         825
  Other current assets ..........................      4,516         730
                                                    --------    --------
        Total current assets ....................     25,355      27,727
                                                    --------    --------
Property and Equipment:
  Internet access and computer equipment ........      9,812       4,072
  Construction in progress ......................        375       2,499
  Other furniture and equipment .................     10,676         660
  Office computer equipment and purchased
    software ....................................      1,235         896
  Leasehold improvements ........................      6,577         398
                                                    --------    --------
                                                      28,675       8,525
  Less accumulated depreciation and amortization      (2,658)       (982)
                                                    --------    --------
    Property and equipment, net .................     26,017       7,543
                                                    --------    --------
Other Long-Term Assets:
  Notes receivable--related parties .............        506         481
  Intangible asset, net .........................        525          --
  Deposits and other long-term assets ...........        187         225
                                                    --------    --------
        Total other long-term assets ............      1,218         706
                                                    --------    --------
        Total assets ............................   $ 52,590    $ 35,976
                                                    ========    ========

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Accounts payable ..............................   $  7,596    $  3,387
  Accrued expenses ..............................     11,572       2,863
  Capital lease obligations .....................      5,359       1,185
  Deferred revenue ..............................     13,884       7,042
                                                    --------    --------
        Total current liabilities ...............     38,411      14,477
                                                    --------    --------
Deferred revenue ................................      1,872       1,433
Capital lease obligations .......................      5,086       2,406
Other long-term liabilities .....................        165         165

Commitments and Contingencies

Shareholders' Equity:
  Preferred stock, no par value, 25,000,000
    shares authorized:
    Series A, $2.02 stated value, 15,000,000
     shares authorized; 14,337,082
     and 12,392,258 shares issued and outstanding
     as of June 30, 2000 and December 31, 1999,
     respectively ...............................     55,030      34,423
    Series A-1, 2,100,000 shares authorized, no
    shares issued and outstanding as of
    June 30, 2000 and December 31, 1999 .........         --          --
  Common stock, no par value; 200,000,000 shares
    authorized, 24,935,554 and 23,590,390 shares
    issued and outstanding as of June 30, 2000
    and December 31, 1999, respectively, ........      6,716       3,252
  Warrants ......................................      6,415       2,144
  Deferred product development costs ............     (1,919)     (2,133)
  Deferred marketing costs ......................     (4,311)         --
  Deferred compensation .........................     (6,881)       (954)
  Accumulated deficit ...........................    (47,994)    (19,237)
                                                    --------    --------
       Total shareholders' equity ...............      7,056      17,495
                                                    --------    --------

       Total liabilities and shareholders' equity   $ 52,590    $ 35,976
                                                    ========    ========

 See accompanying notes to Condensed Consolidated Financial Statements.

                            INTERLAND, INC.
            Condensed Consolidated Statements of Operations
                              (Unaudited)

                                         Three Months                    Six Months
                                            Ended                          Ended
                                           June 30,                       June 30,
                                 ----------------------------    ----------------------------
                                     2000            1999            2000           1999
                                 ------------    ------------    ------------    ------------
                                      (In thousands, except share and per share data)
Revenues .....................   $      8,157    $      1,688    $     14,425    $      2,697
                                 ------------    ------------    ------------    ------------
Operating expenses:
  Cost of revenues
    (including non-cash
    expense of $398 and $1,208
    for the three months and
    six months ended June 30,
    2000) ....................          8,018           1,317          14,230           2,083
  Sales and marketing ........         11,364           1,504          16,992           2,399
  General and administrative
    (including non-cash stock
    compensation expense of
    $693 and $1,212 for the
    three months ended June
    30, 2000 and 1999, and
    $1,290 and $1,313 for the
    six months ended June 30,
    2000 and 1999) ...........          5,659           2,262          10,538           2,923
  Depreciation and
    amortization .............          1,103             196           1,691             308
                                 ------------    ------------    ------------    ------------
         Total operating
           expenses ..........         26,144           5,279          43,451           7,713
                                 ------------    ------------    ------------    ------------
Operating loss ...............        (17,987)         (3,591)        (29,026)         (5,016)
                                 ------------    ------------    ------------    ------------
Other income (expense):
  Interest income ............            307              14             656              21
  Interest expense ...........           (288)            (33)           (387)            (51)
                                 ------------    ------------    ------------    ------------
         Total other income
          (expense) ..........             19             (19)            269             (30)
                                 ------------    ------------    ------------    ------------
Net loss .....................        (17,968)         (3,610)        (28,757)         (5,046)

Preferred stock beneficial
  conversion and dividends ...         (5,200)             --          (5,786)             --
                                 ------------    ------------    ------------    ------------
Net loss applicable to common
  shareholders ...............   $    (23,168)   $     (3,610)   $    (34,543)   $     (5,046)
                                 ============    ============    ============    ============
Basic and diluted net loss
  per common share ...........   $       (.93)   $       (.17)   $      (1.42)   $       (.25)
                                 ============    ============    ============    ============
Shares used in computing net
  loss per share .............     24,836,479      21,158,060      24,386,414      20,408,276
                                 ============    ============    ============    ============

 See accompanying notes to Condensed Consolidated Financial Statements.

                            INTERLAND, INC.
            Condensed Consolidated Statements of Cash Flows
                              (Unaudited)

                                                     For the Six
                                                        Months
                                                     Ended June 30,
                                                 ---------------------
                                                   2000         1999
                                                   ----         ----
                                                     (in thousands)
Cash flows from operating activities:
  Net loss ...................................   $(28,757)   $ (5,046)
  Adjustments to reconcile net loss
    to net cash used in operating activities:
    Depreciation and amortization ............      1,691         308
    Amortization of non-cash stock
      compensation expense ...................      1,288       1,313
    Amortization of deferred
      development and marketing costs ........      1,208          --
    Common stock issued for legal
      fees ...................................        140          --
    Changes in operating assets and
      liabilities:
      Accounts receivable ....................       (930)         --
      Prepaid commissions ....................       (413)       (225)
      Other current assets ...................     (2,791)       (173)
      Notes receivable--related
        parties ..............................        (25)       (400)
      Other assets ...........................         38         (78)
      Accounts payable and accrued
        liabilities ..........................     11,533       1,456
      Deferred revenue .......................      7,281       2,130
                                                 --------    --------
        Total adjustments ....................     19,020       4,331
                                                 --------    --------
        Net cash used in operating
          activities .........................     (9,737)       (715)
                                                 --------    --------
Cash flows from investing activities:
  Purchases of property and equipment ........    (20,150)     (1,554)
  Deposit of restricted cash .................     (1,693)         --
  Purchase of intangible asset ...............       (150)         --
                                                 --------    --------
        Net cash used in investing
          activities .........................    (21,993)     (1,554)
                                                 --------    --------
Cash flows from financing activities:
  Net proceeds from issuance of
    common stock .............................      1,507       3,669
  Net proceeds from issuance of
    preferred stock ..........................     14,000          --
  Borrowings on capital lease
    obligations ..............................      7,883         664
  Payments on capital lease
    obligations ..............................       (854)       (190)
                                                 --------    --------
          Net cash provided by
            financing activities .............     22,536       4,143
                                                 --------    --------
Net increase (decrease) in cash and
  cash equivalents ...........................     (9,194)      1,874
Cash and cash equivalents, beginning
  of period ..................................     24,510         706
                                                 --------    --------
Cash and cash equivalents, end of
  period .....................................   $ 15,316    $  2,580
                                                 ========    ========
Supplemental cash flow disclosure:
  Cash paid for interest .....................   $    273    $     46
Non cash disclosure:
  Issuance of stock and options for
    consultant and employee
      compensation ...........................      7,816       1,313

 See accompanying notes to Condensed Consolidated Financial Statements.

                            Interland, Inc.
         Notes to Condensed Consolidated Financial Statements
                              (Unaudited)

1. Nature of Business

      Interland, Inc. (the "Company") commenced operations on September 18, 1997. The Company provides a broad range of web site and application hosting and other related web based business solutions which enable its customers to establish e-commerce and other applications through which they can conduct transactions and manage information over the internet. The Company focuses on delivering high-quality, reliable, and flexible services that are backed by customer support 24 hours a day, 7 days a week, and 365 days a year. The Company offers its solutions directly and through third-party dealers that resell the Company's web hosting services. Interland operates in one business segment and has operations in the United States and Europe. International customers generated approximately 7.8% and 7.5% of total revenue in the three-month and six-month periods ended June 30, 2000, respectively.

History of Operating Losses

      The Company has incurred net losses since it commenced operations. As of June 30, 2000, the Company had an accumulated deficit of $48.0 million. These losses have occurred, in part, because of the costs incurred by the Company to develop its products, build a customer support infrastructure, and expand its market share in an extremely competitive market. The Company does not expect to generate positive cash flow from its operations for several years. The Company's success depends on its ability to achieve profitability and on its ability to raise funds as needed. The Company plans to continue to increase its operating expenses in order to fund higher levels of market share, increase its sales and marketing efforts, broaden its customer support capabilities, and expand its administrative resources in anticipation of future growth. To the extent that increases in such expenses precede or are not offset by increased revenues, the Company's business, results of operations, and financial condition would be materially adversely affected.

      The Company must expand and adapt its network infrastructure to meet the increasing number of users and the amount of information they wish to transport to meet changing customer requirements. This expansion depends on financial, operational and management resources as well as telecommunications capacity and pricing and third party suppliers. Any failure of these could adversely affect our business.

Interim Unaudited Financial Information and Principles of Consolidation

      The accompanying unaudited financial information as of June 30, 2000 and for the three-month and six-month periods ended June 30, 2000 and June 30, 1999 has been prepared in accordance with generally accepted accounting principles for interim financial information. All significant adjustments, consisting of only normal and recurring adjustments, which in the opinion of management, are necessary for a fair presentation of the results for the three-month and six-month periods ended June 30, 2000 and June 30, 1999 have been included. Operating results for the three and six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

      The accompanying consolidated financial statements include the accounts of Interland and its wholly owned subsidiary, Interland BV in The Netherlands. All intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The accompanying unaudited condensed consolidated financial statements as of June 30, 2000 do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements and footnotes included in the Prospectus dated July 25, 2000.

2. Summary of Significant Accounting Policies

Cash, Cash Equivalents and Restricted Cash

      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. Cash equivalents, which consist primarily of money market accounts, are carried at cost, which approximates market value.

      At June 30, 2000 and December 31, 1999 the Company held several certificates of deposits which have maturities ranging from 6 to 12 months. These investments are restricted to use by certain vendors for insurance, rent, credit card processing, lease payments and other items. These deposits have been classified as restricted cash in the accompanying condensed consolidated balance sheets.

Prepaid Commissions

      The Company typically pays commissions to its sales representatives within three months after cash for the sale is collected; however, the revenue for the service provided is deferred and recognized ratably over the customer service period. The Company defers commissions paid prior to the revenue being earned and amortizes those commissions over the same period for which revenue is recognized.

Property and Equipment

      Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the various classes of property, which is three years for all software, computer and Internet equipment, including capital leases, and seven years for other furniture and equipment. Leasehold improvements are amortized over the lesser of the useful life of the asset or the term of the lease. Construction in progress represents primarily computer equipment and leasehold improvements to expand the Company's network and facilities that have not been placed in operation as of June 30, 2000 or December 31, 1999.

      Expenditures for maintenance and repairs are charged to expense as incurred, and the costs of renewals and betterments are capitalized. Cost and the related accumulated depreciation of assets sold or retired are removed from the respective accounts. Any resulting gain or loss is reflected in the statements of operations. The Company leases certain Internet access and computer equipment under capital leases. Equipment recorded under capital leases is amortized using the straight-line method over the lease term.

Revenue Recognition

      The Company realizes revenue from providing shared and dedicated hosting, application hosting and consulting services. The Company recognizes revenues when the services are provided. The Company's hosting contracts typically require up-front payment for service periods ranging from 3 to 24 months. The Company follows the guidance in Staff Accounting Bulletin No. 101 regarding revenue recognition. Therefore, fees received from the customer, including set-up fees for hosting services, are deferred and recognized ratably over the contract period. Substantially all of the end-user subscribers pay for services with major credit cards for which the Company receives daily remittances from the credit card carriers. Deferred revenues represent the liability for advance billing to customers for services not yet provided. Consulting revenue is recognized as the services are performed, provided that no significant obligations remain. The Company generally receives all payments for consulting services prior to the services being performed; therefore, collection is considered probable. Total consulting revenue was $745,000 and $1.1 million for the three month and six months ended June 30, 2000, respectively.

      The Company provides a 30 day money back guarantee to its customers and offers its customers a 99.9% service level warranty. The Company records an allowance for returns and an accrual for warranty claims on a monthly basis based on historical experiences. The Company has not experienced significant returns or warranty claims to date and does not have a significant returns or warranty claims reserve as of June 30, 2000 or December 31, 1999.

Basic and Diluted Net Loss Per Share

      The Company follows Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." That statement requires the disclosure of basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income (loss) per share gives effect to all potentially dilutive securities. The Company's convertible preferred stock, stock options and stock warrants are potentially dilutive securities and are not included in historical diluted net loss per share in any periods presented as they would reduce the loss per share.

      Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 98, for all periods presented, basic net loss per share is computed by using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of common stock outstanding during the period and nominal issuances of common stock and common stock equivalents, regardless of whether they are antidilutive, as well as the potential dilution of common stock equivalents, if dilutive. The Company has not issued common stock or common stock equivalents for considerations that management considers nominal.

3. Shareholder's Equity

Preferred Stock

      The Company is authorized to issue 25,000,000 shares of preferred stock, including 15,000,000 shares which are designated as Series A preferred stock and 2,100,000 shares which are designated as Series A-1 preferred stock. The remaining preferred stock has not been designated by the Company.

      The Series A and Series A-1 preferred stock are convertible and rank junior to any other preferred stock that may be issued by the Company, but rank senior to common stockholders upon liquidation. The Series A preferred stockholders have the right to receive dividends equal to 9% of the stated value of the preferred stock. The dividends accrue on a semi-annual basis with the dividend period ending on the last day of May and November. Dividends are cumulative from the date the Series A preferred stock is issued and accrue whether or not declared by the Company. Accrued dividends on preferred stock aggregated $1,536,000 and $150,000 at June 30, 2000 and December 31, 1999,
respectively. Dividends can be paid in cash, or in the form of Series A-1 preferred stock or a combination of both at the option of the Company. The preferred stock is convertible at the then current conversion price, which is equal to the stated value on the date of issuance adjusted from time to time as a result of stock splits, recapitalizations or if the Company issues stock at prices below the stated value of the preferred stock. Upon the Company's initial public offering on July 25, 2000, all of the outstanding Series A and Series A-1 preferred stock converted to common stock at the then current conversion price.

      On March 15, 2000 the Company entered into a stock purchase agreement with Network Solutions. In connection with this financing transaction, the Company issued 744,827 shares of Series A preferred stock to Network Solutions, at a purchase price of $5.37 per share for total proceeds of $4 million. The Company also issued a warrant to Network Solutions to purchase 372,413 shares of common stock at an exercise price of $5.37 per share. The number of shares subject to the warrant may be adjusted to prevent dilution and each warrant will expire five years after its issuance. In addition, under the stock purchase agreement, on July 26, 2000, the Company issued 500,000 shares of common stock to Network Solutions in exchange for an additional $6,000,000 in cash. In connection with the additional investment, the Company issued an additional warrant to purchase 375,000 shares of common stock at an exercise price of $12.00 per share. In conjunction with the initial investment, the Company entered into a 4 year premier program agreement with Network Solutions. The Company recorded deferred expense of $2,444,000 for the value of the warrant issued on March 15, 2000, deferred expense of $2,207,000 for the difference between the purchase price of $5.37 per share and the fair value of the Company's common stock on that date of $8.33 per share and deferred expense of $4,650,000 for the values of the warrants issued on July 26, 2000. This deferred expense will be amortized over the remaining 4 year term of the premier program agreement entered into with Network Solutions and the Company recognized non-cash cost of revenue of $291,000 and $340,000 for the three months and six months ended June 30, 2000, respectively.

      On May 8, 2000 the Company entered into a stock purchase agreement with Bell Atlantic Investments, Inc. In connection with this financing transaction, the Company issued 1,199,999 shares of Series A preferred stock to Bell Atlantic at a purchase price of $8.33 per share. As a result of the sale of the convertible preferred stock at conversion prices below the fair market value of $12.00 for the common stock on the date of the issuance of the preferred stock, the Company recorded a preferred stock dividend of approximately $4,404,000 related to this beneficial conversion feature in accordance with Emerging Issues Task Force Issue 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Continently Adjustable Conversion Ratios." This dividend is reflected as an adjustment to arrive at net income applicable to common shareholders in the statement of operations for the three month and six month periods ended June 30, 2000. In addition, under the stock purchase agreement on July 28, 2000, the Company issued 1,250,000 shares of common stock to Bell Atlantic in exchange for an additional $15,000,000 in cash.

      Additionally, on May 8, 2000 the Company entered into a non-binding letter of intent with Bell Atlantic to enter into a business relationship. The non-binding letter of intent indicates that the parties will work to complete final versions of a marketing channel relationship agreement and a service provider agreement. As of August 21, 2000 we have executed the marketing channel agreement. These agreements will provide for Bell Atlantic to promote and co-brand the Company's products and services. The term of the agreements is intended to be three years under the terms of the letter of intent, the Company will pay to Bell Atlantic 12.5% of any revenue received customers with whom Bell Atlantic originates contact. The Company will record this amount as an offset to revenue in the income statement. If the service provider relationship is also finalized, in return for access to Bell Atlantic's customer base and for other consideration, the Company expects to issue to Bell Atlantic a warrant to purchase 3,132,000 shares of common stock at an exercise price of $18 per share. The warrant will be exercisable for three years. The Company will measure the fair value of warrants to be issued using the Black-Scholes pricing model and record the value of the warrants as deferred expense to be amortized over the 3 year term of the agreements.

Common Stock

      On April 26, 2000 the shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 100,000,000 to 200,000,000.

      On July 1, 1999 the Company issued options to purchase 108,000 shares of common stock to an employee at an exercise price of $0.01 per share. The fair market value on the date of grant was estimated to be $2.78 per share. The Company recorded deferred compensation of $300,000 related to this grant. The deferred compensation will be amortized over the vesting period of the option, which is three years from July 1, 1999. The Company amortized $25,000 and $50,000 for the three and six month periods ended June 30, 2000. The compensation expense is included in non-cash general and administrative compensation expense in the accompanying statements of operations.

      During 1999 the Company issued options to purchase 432,000 shares of common stock to a consultant at an exercise price of $2.78 per share. The Company recognized non-cash compensation expense of $890,000 related to the issuance to these options. The options were valued using the Black Scholes pricing model. The Company amortized $223,000 and $446,000 for the three and six month periods ended June 30, 2000.

Warrants

      On December 24, 1999 the Company issued warrants to purchase 546,480 shares of common stock at an exercise price of $5.37 per share to Microsoft Corporation ("Microsoft"). This warrant was issued in connection with entering into a five year Development, License, and Co-marketing Agreement (the "Agreement") with Microsoft that expires December 23, 2004. The warrant can be exercised by paying the cash exercise price or by surrendering common shares owned by Microsoft equal to the exercise price. The Agreement grants to Microsoft a non-exclusive perpetual license to proprietary installation tools for third-party hosted applications on Windows NT or Windows 2000. Microsoft has the sole right to terminate the Agreement if the Company fails to deliver the tools on a timely basis or if the Company fails to correct any errors in the tools on a timely basis and Microsoft will provide technical consulting and writing services during the development of the tools. Additionally, in consideration of the obligations of Microsoft, the Company agreed to pay Microsoft 5% of the total gross revenues that the Company receives from third parties in consideration of its licensing and other exploitation of the tools for the five years following acceptance of the tools by Microsoft. The Company recorded the value of the warrants, calculated using the Black-Scholes pricing model, of approximately $2,144,000 as deferred development costs and will amortize this amount to the cost of revenues over the five-year term of the Agreement. The Company recognized non-cash stock compensation expense related to these warrants of $107,000 and $214,000, respectively, for the three months and six months ended June 30, 2000.

      In connection with a stock purchase agreement, on July 26, 2000 Microsoft invested an additional $7,500,000 in the Company in exchange for 625,000 shares of common stock. Microsoft also received an additional warrant to purchase 468,750 shares of common stock at an exercise price of $12.00 per share. The value of the warrants of approximately $3,357,000 will be recorded as additional deferred development costs similar to that discussed above which will be amortized over the remaining term of the five-year Agreement.

      On January 28, 2000 the Company issued warrants to purchase up to 376,920 shares of common stock of the Company at an exercise price of $8.33 per share. These warrants were issued in connection with the entering into a web hosting reseller agreement. This agreement requires the Company to provide hosting services at wholesale prices, to provide customers and technical support and to provide other services. Upon signing the web hosting agreement, 108,000 of the warrants vested immediately. The remaining 268,920 vest at the end of each quarter of 2000 and at December 31, 2001 based on the number of new customers provided through the web hosting agreement; therefore, the total remaining warrants may never vest if the new customer targets are not met. In January 2000 the Company recorded expense of $654,000 related to the 108,000 warrants that vested upon the signing of the agreement. The Company will record additional expense in the future based on the number of warrants that vest based on performance targets as valued using the Black-Scholes pricing model at the time of vesting. As of June 30, 2000 no additional warrants were vested.

Stock Options

      During July 1999 the board of directors approved the Stock Incentive Plan (the "Plan"). The Plan provides for the grant of options to eligible employees and the board of directors determines the specific terms of each option grant, including vesting period and exercise price. The options generally vest over a three-year period.

      At various dates during the six months ended June 30, 2000 the Company issued options to purchase shares of common stock to employees at exercise prices below fair market value. The Company recognized non-cash compensation expense related to these options of $445,000 and $794,000, respectively, during the three month and six month periods ended June 30, 2000.

4. Subsequent Events

Initial Public Offering

      The Company completed its initial public offering on July 25, 2000. The Company sold 5,000,000 shares of common stock to the public and received net proceeds of approximately $53 million.

Private Stock Offering

      On July 26, 2000 the Company issued 2,375,000 shares of common stock to three investors for an aggregate purchase price of $28.5 million. See Note 3 for further information.

Conversion of Preferred Stock

      Simultaneous with the Company's initial public offering and pursuant to the contractual agreements with the preferred stockholders, all 14,337,082 shares of the Company's Series A preferred stock were converted into shares of common stock.

Stock Split

      On June 14, 2000, the Company's board of directors approved a 1.08 for one stock split on the Company's common stock which was effected in the form of a stock dividend on July 24, 2000. All share and per share data in the accompanying financial statements have been adjusted to reflect the split.

Shareholder Rights Plan

      On July 12, 2000 the Company's Board of Directors declared a dividend of one Right for each share of common stock held of record at the close of business on July 24, 2000. The Rights are generally not exercisable until 10 days after an announcement by the Company that a person has acquired at least 15% of the Company's common stock. Each Right, should it become exercisable, will entitle the owner to buy 1/100th of a share of new Series B participating preferred stock at an exercise price of $100. The Rights, which do not have any voting rights, may be redeemed by the Company at a price of $.001 per Right at any time prior to a person's or group's acquisition of 15% or more of the Company's common stock.

      In the event the rights become exercisable as a result of the acquisition of at least 15% of the Company's common stock, each Right will entitle the owner, other than the acquiring person, to buy at the Rights' then current exercise price a number of shares of common stock with a market value equal to twice the exercise price. In addition, unless the acquiring person owns more than 50% of the outstanding shares of common stock, the Board of Directors may elect to exchange all outstanding Rights (other than those owned by such acquiring person or affiliates thereof) at an exchange ratio of one share of common stock per Right. The Rights expire on July 24, 2010 unless they are earlier exercised, redeemed, or exchanged. As a result of the adoption of the Shareholders' Rights Plan, 2,000,000 shares of authorized preferred stock have been reserved and designated as Series B Participation Cumulative Preferred Stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      We provide a broad range of web hosting and applications hosting and other related web-based business solutions specifically designed to meet the needs of small and medium-sized businesses. Our business is rapidly evolving and we have limited operating history. As a result, we believe that period-to-period comparisons of our revenue and operating results, including our cost of revenue and other operating expenses as a percentage of total revenue, are not meaningful and should not be relied upon as indicators of future performance. We do not believe that our historical growth rates are an indication of future results.

      Currently, we derive a substantial majority of our revenues from shared and dedicated hosting services. We also derive revenue from applications hosting and consulting services. Our strategy is to grow our customer base and revenues by marketing value-added services to small and medium-sized businesses. We expect that our number of customer accounts will grow rapidly, and that the revenue from the sale of higher margin services, such as dedicated hosting, will increase more rapidly than our base shared hosting revenue. Currently, most of our hosting revenues are generated from recurring monthly fees. The remainder is derived from one-time-set-up fees for installation. We currently sell our services under agreements having terms of three months to two years. Most of our customer agreements may be canceled within the first thirty days. We receive payment in advance typically for the full contract amount by direct charges to credit or debit cards. We recognize all revenues, including set-up fees, ratably over the term of the contract.

      Our expenses consist of:

      o Cost of revenue, which is mainly comprised of compensation and related expenses for technical operations, internet connectivity and other related telecommunications expense, lease expense in particular related to our data centers, and depreciation of equipment;

      o Sales and marketing, which is mainly comprised of compensation costs and costs associated with marketing our products and services. Compensation costs include salaries and related benefits, commissions and bonuses. Our marketing expenses include the costs of direct mail, advertising and other mass market programs; and

      o General and administrative, which is mainly comprised of compensation and related expenses, occupancy costs, and non-cash stock compensation expense, which relates to stock and options granted before June 30, 2000 at exercise prices less than the fair market value of our common stock at the time of grant.

      We have incurred significant losses and experienced negative cash flow from operations since our inception and, as of June 30, 2000, had an accumulated deficit of approximately $48.0 million. We intend to invest heavily in sales and marketing, the continued development of our network infrastructure and technology, and the expansion of our international operations. We expect to expand our operations and workforce, including our network operations, technical support, and administrative resources. In addition, we intend to continue to expand our existing inside sales force and add an outside sales force to develop new sales channels and relationships. We expect to continue to incur substantial losses for the foreseeable future. Our ability to achieve profitability and positive cash flow from operations will be dependent upon our ability to grow our revenues substantially and achieve operating efficiencies.

Results of Operations

      The following table shows percentage of revenue data for the three months and the six months ended June 30, 2000 and 1999.

                                                          % of Revenues
                                   -------------------------------------------------------------
                                         Three Months Ended               Six Months Ended
                                   ----------------------------   ------------------------------
                                   June 30, 2000  June 30, 1999   June 30, 2000    June 30, 1999
                                   -------------  -------------   -------------    -------------
Revenues .......................       100.0%         100.0%         100.0%            100.0%
Operating expenses:
  Cost of revenue ..............        98.3           78.0           98.6              77.2
  Sales and marketing ..........       139.3           89.0          117.8              89.0
  General and
    administrative .............        69.4          134.0           73.1             108.4
  Depreciation and
    amortization ...............        13.5           11.6           11.7              11.4
                                      ------         ------         ------            ------
Operating loss .................      (220.5)        (212.6)        (201.2)           (186.0)
  Interest income ..............         3.8             .8            4.5                .8

  Interest expense .............        (3.5)          (1.9)          (2.7)             (1.9)
                                      ------         ------         ------            ------
          Net loss .............      (220.2)%       (213.7)%       (199.4)%          (187.1)%
                                      ======         ======         ======            ======

Comparison of the Three Months Ended June 30, 2000 and 1999

Revenues

      Our revenues increased $6.5 million, or 383%, to $8.2 million during the three months ended June 30, 2000 from $1.7 million during the three months ended June 30, 1999. This increase was due mainly to internal growth of our business and number of customers served. During the three months ended June 30, 2000 and 1999, we derived 61% and 81% of revenues from our shared services, 23% and 9% of revenues from dedicated services and 16% and 10% of revenues from applications hosting and professional services, respectively.

Cost of revenue

      Our cost of revenue increased $6.7 million to $8.0 million, or 98.3% of revenue, during the three months ended June 30, 2000 from $1.3 million, or 78.0% of revenue during the three months ended June 30, 1999, due to the growth of our business and related expenses, including $2.8 million in increased salary expense related to a significant increase in the number of data center and customer support personnel, non-cash expense of $400,000, increased telecommunication and internet connection costs of $850,000, increased lease expense of $1.0 million, and increased license fee payments of $600,000. The non-cash expense largely relates to deferred expenses associated with our strategic relationships with Microsoft and Network Solutions. The increase in cost of revenue as a percentage of revenue was partially attributable to our incurring these costs in anticipation of growth and in advance of revenues. We anticipate that costs of revenues will increase in absolute dollars but decline as a percentage of revenues as we continue to grow, expand our facilities and achieve a more cost-effective scale of operations.

Sales and marketing

      Sales and marketing expenses increased $9.9 million to $11.4 million, or 139.3% of revenues, during the three months ended June 30, 2000 from $1.5 million, or 89.0% of revenues, during the three months ended June 30, 1999. This increase was due mainly to a $1.0 million increase in salary expense from a higher number of sales personnel and a $8.7 million increase in advertising expense. As we continue to grow, we expect our sales and marketing expenditures to increase in absolute dollars but expect only limited changes as a percentage of revenue in 2000, thereafter we expect sales and marketing costs to decline as a percentage of revenue, as we continue to grow.

General and administrative

      General and administrative expense increased $3.4 million to $5.7 million, or 69.4% of revenue, during the three months ended June 30, 2000 from $2.3 million, or 134.0% of revenue, for the three months ended June 30, 1999. The main factors contributing to this increase include an increase in salary expense of $1.9 million, a $130,000 increase in travel expenses and a $700,000 increase in consulting and professional fees. The non-cash charges largely relate to amortization of deferred compensation arising from stock options granted to employees and consultants. We expect significant increases in our general and administrative expenses in absolute dollars in the future to support a higher level of operations.

      We recorded non-cash stock compensation expense of $446,000 during the three months ended June 30, 2000 in connection with the grant of stock options to employees. During the six months ended June 30, 2000 we granted options to purchase shares of our common stock to employees at exercise price below fair market value. We recorded deferred compensation expense of approximately $7.7 million to additional paid in capital, which will be amortized over the vesting period of the options, which is generally three years.

Depreciation and amortization

      Depreciation and amortization expenses increased $907,000 to $1.1 million, or 13.5% of revenues, during the three months ended June 30, 2000 from $196,000 during the three months ended June 30, 1999, as a result of our investment in a new data center in Atlanta.

Interest income (expense), net

      Interest income (expense), net consists primarily of interest income on our cash and cash equivalent balances and interest expense on our capital lease obligations. Interest earned on our cash and cash equivalents increased $293,000 to $307,000 during the three months ended June 30, 2000 from $14,000 during the three months ended June 30, 1999. This increase was primarily due to the closing of private placements of equity securities in December 1999, March 2000 and May 2000, which resulted in higher cash balances available for investment. During the three months ended June 30, 2000 we incurred interest expense in the amount of $288,000 on capital lease obligations.

Income taxes

      No provision for federal income taxes has been recorded as we have incurred net operating losses from inception through June 30, 2000. We have recorded a valuation reserve for all our net deferred tax benefit in the three month and six month periods ended June 30, 2000 and 1999 due to uncertainty that we will generate sufficient taxable income during the carry forward period to realize the benefit of our net deferred tax asset.

Net Loss

      Our net loss increased $14.4 million to $18.0 million during the three months ended June 30, 2000 from $3.6 million during the three months ended June 30, 1999. Our net loss increased mainly as a result of increased cost of revenues, sales and marketing, and general and administrative expense. These increases were partially offset by an increase in revenue of $6.5 million to $8.2 million during the three months ended June 30, 2000 from $1.7 million during the three months ended June 30, 1999.

Comparison of the Six Months Ended June 30, 2000 and 1999

Revenues

      Our revenues increased $11.7 million, or 435%, to $14.4 million during the six months ended June 30, 2000 from $2.7 million during the six months ended June 30, 1999. This increase was mainly due to the growth of our business and number of customers served. The number of customer accounts increased from 14,357 at June 30, 1999 to 42,451 at June 30, 2000. During the six months ended June 30, 2000 and 1999, we derived 63% and 84% of revenues from our shared services, 22% and 7% of revenues from dedicated services and 15% and 9% of revenues from applications hosting and professional services, respectively.

Cost of revenue

      Our cost of revenue increased $12.1 million to $14.2 million, or 98.6% of revenue, during the six months ended June 30, 2000 from $2.1 million, or 77.2% of revenue during the six months ended June 30, 1999, due to the growth of our business and related expenses, including increased salary costs of $5.0 million related to additional systems and customer support personnel, increased telecommunication and Internet connection costs of $1.5 million, higher lease expense of $1.3 million and increased license fee payments of $1.4 million. We expect our cost of revenue to continue to increase as we increase capacity to meet customer demand.

Sales and marketing

      Sales and marketing expenses increased $14.6 million to $17.0 million, or 117.8% of revenues, during the six months ended June 30, 2000 from $2.4 million, or 89.0% of revenues during the six months ended June 30, 1999. This increase was largely due to a $1.7 million increase in salary expense due to an increase in the number of sales personnel at higher compensation levels and increased placement of advertising of $12.6 million.

General and administrative

      General and administrative expense increased $7.6 million to $10.5 million, or 73.1% of revenue, during the six months ended June 30, 2000 from $2.9 million, or 108.4% of revenue, during the six months ended June 30, 1999. This increase was mostly due to increased salary expense of $3.4 million, increased professional fees of $1.0 million and travel costs of $370,000.

Depreciation and amortization

      Depreciation and amortization expenses increased $1.4 million to $1.7 million, or 11.7% of revenues, during the six months ended June 30, 2000 from $308,000 during the six months ended June 30, 1999, as a result of our investment in a new data center in Atlanta.

Interest income (expense), net

      Interest expense, net consists of interest income on our cash balances less interest expense on our capital lease obligations. Interest earned on our cash and cash equivalents increased $635,000 to $656,000 during the six months ended June 30, 2000 from $21,000 during the six months ended June 30, 1999. This increase was mainly due to the closings of private placements of preferred stock in December 1999, March 2000 and May 2000 which resulted in higher cash balances available for investment. During the six months ended June 30, 2000 and 1999 we incurred interest expense of $387,000 and $51,000, respectively.

Income taxes

      No provision for federal income taxes has been recorded as we have incurred net operating losses from inception through June 30, 2000. We have recorded a valuation reserve for all our net deferred tax benefits due to uncertainty that we will generate sufficient taxable income during the carry-forward period to realize the benefit of our net deferred tax asset.

Net Loss

      Our net loss increased $23.7 million to $28.7 million during the six months ended June 30, 2000 from $5.0 million during the six months ended June 30, 1999. Our net loss increased mainly as a result of increased cost of revenues, sales and marketing, and general and administrative expense. These increases were partially offset by an increase in revenue of $11.7 million to $14.4 million for the six months ended June 30, 2000 from $2.7 million for the six months ended June 30, 1999.

Liquidity and Capital Resources

      We have financed our operations to date mainly through private equity placements and capital leases from vendors. At June 30, 2000 we had an accumulated deficit of $48.0 million and unrestricted cash and cash equivalents of $15.3 million. This balance of cash and cash equivalents is largely the result of our raising net proceeds of $4.0 million from the sale of preferred stock in March 2000 and an additional $10.0 million from the sale of preferred stock in May 2000.

      During the three months and six months ended June 30, 2000 and 1999, we used cash to fund operations of $9.7 million, and $715,000, respectively. The increase in cash used in operations was due mainly to working capital requirements and net losses, offset by increases in accounts payable, deferred revenue and accrued expenses. Net cash used in investing activities was $22.0 million and $1.6 million for the six months ended June 30, 2000 and 1999, respectively, and is comprised mainly of equipment purchases of $20.2 million and $1.6 million, respectively. Net cash provided by financing activities was $22.5 million and $4.1 million during the six months ended June 30, 2000 and 1999, respectively, and is related mainly to the sale of our Series A preferred stock and common stock, as well as borrowings under capital leases. Total borrowings under our capital lease obligations as of June 30, 2000 were approximately $10.4 million.

      On December 24, 1999, we entered into a stock purchase agreement with Microsoft Corporation. In connection with this financing transaction, we issued 2,484,000 shares of Series A preferred stock to Microsoft, at a purchase price of $2.02 per share. We also issued a warrant to Microsoft to purchase 546,480 shares of common stock at an exercise price of $5.37 per share. In addition, under the stock purchase agreement, on July 26, 2000 Microsoft invested an additional $7,500,000 and we issued 625,000 shares of common stock to Microsoft, at a purchase price of $12.00 per share. In connection with this issuance, we also issued an additional warrant to purchase up to 468,750 shares of common stock at an exercise price of $12.00 per share. In connection with the initial investment, we entered into a five-year co-marketing agreement with Microsoft. We recorded deferred development costs for the value of the warrant issued on December 24, 1999 of $2,144,000. This deferred expense will be amortized over the five-year term of the co-marketing agreement to cost of revenue. Other than payments we will make to Microsoft in connection with the sale of software that we have licensed to Microsoft, we do not have any further financial obligations during the term of the co-marketing agreement.

      On January 28, 2000, we issued a warrant to purchase up to 376,920 shares of our common stock to Road Runner whose cable affiliates include Time Warner, Media One, and Cox Communications, in connection with a co-marketing agreement. Of the shares subject to this warrant, 108,000 vested immediately upon the execution of our co-marketing agreement and the balance vest in equal installments on June 30, 2000, September 30, 2000, December 31, 2000 and December 31, 2001, subject to performance criteria. In January 2000, we recorded expense of $654,000 associated with the vested portion of the warrant. We will record additional expense to cost of revenue in the future based on the fair value of the portion of the warrant that has been earned and that vests in each period based on meeting the performance criteria. We do not have any further financial obligations to Road Runner during the term of the co-marketing agreement.

      On March 15, 2000, we entered into a stock purchase agreement with Network Solutions. In connection with this financing transaction, we issued 744,827 shares of Series A preferred stock to Network Solutions, at a purchase price of $5.37 per share, for a total proceeds of $4.0 million. We also issued a warrant to Network Solutions to purchase 372,413 shares of common stock at an exercise price of $5.37 per share. In addition, under the stock purchase agreement, on July 26, 2000 Network Solutions invested an additional $6 million in the Company and we issued 500,000 shares of common stock to Network Solutions at a purchase price of $12.00 per share. In connection with this issuance, we issued an additional warrant to purchase up to 375,000 shares of common stock at an exercise price of $12.00 per share. In connection with the initial investment, we entered into a four year premier program agreement with Network Solutions. We recorded deferred expense of $2,444,000 for the value of the warrant issued on March 15, 2000 and deferred expense of $2,207,000 for the difference between the purchase price of $5.37 per share and the fair value of our common stock on that date of $8.33 per share. This deferred expense will be amortized over the four year term of the premier program agreement to cost of revenue. We do not have any further financial obligations during the term of the premier program agreement.

      On May 8, 2000 we entered into a stock purchase agreement with a subsidiary of Bell Atlantic Corporation. In connection with this financing transaction, we issued 1,199,999 shares of Series A preferred stock to Bell Atlantic, at a purchase price of $8.33 per share, for total proceeds of $10 million. As a result of this sale of preferred stock at a conversion price below the fair market value, determined as of May 8, 2000 to be equal to $12.00 per share of common stock, we recorded a preferred stock dividend of approximately $4,404,000. The net income applicable to common shareholders in our statement of operations has been adjusted to reflect the dividend. In addition, under the stock on July 28, 2000 Bell Atlantic invested an additional $15 million in the Company and we issued 1,250,000 shares of common stock at a purchase price of $12.00 per share.

      Additionally, on May 8, 2000 the Company entered into a non-binding letter of intent with Bell Atlantic to enter into a business relationship. The non-binding letter of intent indicates that the parties will work to complete final versions of a marketing channel relationship agreement and a service provider agreement. As of August 21, 2000 we have executed the marketing channel agreement. These agreements will provide for Bell Atlantic to promote and co-brand the Company's products and services. The term of the agreements is intended to be three years under the terms or the letter of intent, the Company will pay to Bell Atlantic 12.5% of any revenue received customers with whom Bell Atlantic originates contact. The Company will record this amount as an offset to revenue in the income statement. If the service provider relationship is also finalized, in return for access to Bell Atlantic's customer base and for other consideration, the Company expects to issue to Bell Atlantic a warrant to purchase 3,132,000 shares of common stock at an exercise price of $18 per share. The warrant will be exercisable for three years. The Company will measure the fair value of warrants to be issued using the Black-Scholes pricing model and record the value of the warrants as deferred expense to be amortized over the 3 year term of the agreements.

      We are pursuing an aggressive internal growth strategy that we anticipate will require significant additional funding before we begin to generate positive cash flow. We believe that our current cash and cash equivalent balances, $28.5 million in additional proceeds from the strategic alliances discussed above that was received in July 2000 and the $53 million in net proceeds from the initial public offering on July 25, 2000 will be sufficient to fund execution of our current business plan through the end of 2001. However, the execution of our business plan may require additional capital to fund our operating losses, working capital needs, sales and marketing expenses, lease payments and capital expenditures. In view of future expansion plans, we will consider our financing alternatives, which may include the incurrence of debt, additional public or private equity offerings, or an equity investment by a strategic partner. Actual capital requirements may vary based upon the timing and success of the expansion of our operations. Our capital requirements may also change based upon technological and competitive developments. In addition, several factors may affect our capital requirements:

      o demand for our services or our anticipated cash flow from operations being less than expected;

      o     our development plans or projections proving to be inaccurate;

      o     our engaging in strategic relationships or acquisitions; and

      o our acceleration of, or otherwise altering, the schedule of our expansion plan.

      At June 30, 2000 we have made commitments of approximately $1.7 million in capital expenditures outstanding for expanded network and facilities. The expansion of our network and facilities began in 1999 and will be completed during the second quarter of 2001. The assets were classified as construction in progress as of December 31, 1999 and June 30, 2000. On May 15, 2000, we executed a loan agreement in the amount of $3.0 million to finance a portion of these capital expenditures. The loan is secured by the related assets, bears interest at 16.1% per year and has a three year term.

      On June 30, 2000 we executed an amendment to a master lease and financing agreement with Compaq Financial Services Corporation which provides a line of credit for the purchase and lease of equipment in the amount of $29.5 million. Additionally, on June 30, 2000 we executed a supplemental master lease and financing agreement with Hewlett-Packard Corporation which increased the equipment financing line of credit by $12.0 million to $20.0 million.

      There can be no assurance that additional financing, if required, will be available on satisfactory terms, or at all. If we do not obtain additional financing, we believe that our existing cash balances may be adequate to continue expanding the operations on a reduced scale.

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS is effective for fiscal years beginning after June 15, 2000. We do not believe the adoption of SFAS 133 will have a material effect on our results of operations or financial condition.

Forward-Looking Statements

      The statements contained in this Report that are not historical facts are "forward-looking statements" (as such term is defined in Section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934). Forward-looking statements are typically identified by the use of terms such as "may," "will," "expect," "intend," "anticipate," "estimate" and similar words, or by discussions of strategy that involve risks and uncertainties, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including without limitation, changes in external competitive market factors, changes in our business strategy or an inability to execute our strategy, unanticipated changes in the hosting industry, the economy in general and changes in the use of the Internet. We cannot guarantee future results, levels of activity, performance or achievements. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the section entitled "Factors Affecting Future Operating Results." Readers are cautioned not to place undue reliance on any forward-looking statements contained in this report. All written and oral forward-looking statements made in connection with this Report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the "Factors Affecting Future Operating Results" and other cautionary statements included herein. We disclaim any obligation to update information contained in any forward-looking statement. We undertake no obligation to publish the results of any adjustments to these forward-looking statements that may be made to reflect events on or after the date of this report or to reflect the occurrence of unexpected events.

Factors Affecting Future Operating Results

Our business and prospects are difficult to evaluate because we have a limited operating history and our business model is still evolving.

      We began operations as a web hosting business in September 1997. As a result, we have a limited operating history and our business model is still evolving. Our limited operating history therefore makes predicting our future results difficult and makes it difficult to evaluate the execution of our business model thus far. You should consider our ability to execute our plans and our prospects in light of the risks, expenses and difficulties that companies in the new and rapidly evolving market for web hosting and applications hosting services encounter. We may not achieve a significant rate of future revenue growth and may not achieve or sustain profitability in future quarterly or annual periods.

We have a history of significant losses and expect these losses to continue in the foreseeable future.

      We have experienced operating losses and negative cash flows from operations in each quarterly and annual period since we began operations as a web hosting business in 1997. As of June 30, 2000, our accumulated losses since September 17, 1997 have amounted to approximately $48.0 million. We had net losses of $18.0 million and $28.8 million for the three month and six months ended June 30, 2000, respectively. While our revenues have grown in recent periods, future growth will depend upon the success of our expansion plans. In connection with our expansion plans, we anticipate making significant investments in sales, marketing, technical and customer support personnel, as well as in our data centers and related equipment. As a result of our expansion plans, we expect our net losses and negative cash flow from operations to continue for the foreseeable future.

We may not effectively execute our strategy and as a result, others may seize the market opportunity that we have identified.

      If we fail to execute our strategy in a timely or effective manner, our competitors may be able to seize the opportunity we have identified to address web hosting needs of small and medium-sized businesses. Our business strategy is complex and requires that we successfully and simultaneously complete many tasks, and the failure to complete any one of these may jeopardize our strategy as a whole. Execution of our strategy may be more difficult because our management team has worked together for less than six months. In order to be successful, we will need to:

      o     market our services and build our brand name effectively;

      o provide reliable and cost-effective services that can be expanded to meet the demands of our customers;

      o continue to grow our infrastructure to accommodate additional customers and increased use of our network bandwidth;

      o expand our channels of distribution and our international operations;

      o     continue to respond to competitive developments; and

      o     attract, retain and motivate qualified personnel.

We operate in an extremely competitive market, and our business will suffer if we are unable to compete effectively.

      The web hosting and applications hosting markets are highly competitive and are becoming more so. There are few substantial barriers to entry, and we expect that we will face additional competition from existing competitors and new market entrants in the future. We may not have the resources, expertise or other competitive factors to compete successfully in the future.

      Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we do. As a result, these competitors may be able to:

      o develop and expand their network infrastructures and service offerings more rapidly;

      o adapt to new or emerging technologies and changes in customer requirements more quickly;

      o     take advantage of acquisition and other opportunities more readily;
            and

      o devote greater resources to the marketing and sale of their services and adopt more aggressive pricing policies than we can.

      In an effort to gain market share, some of our competitors have offered web hosting services similar to ours at lower prices than ours or with incentives not matched by us, including free start-up and domain name registration, periods of free service, low-priced Internet access or free software. In addition, some of our competitors may be able to provide customers with additional benefits, including reduced communications costs, which could reduce the overall costs of their services relative to ours. We may not be able to reduce the pricing of our services or offer incentives in response to the actions of our competitors without harming our business. Because of the fierce competition in the web hosting and applications hosting industry, the number of competitors could lead to a surplus in service providers, leading to further reductions in the prices of services. We also believe that the market in which we compete is likely to consolidate in the near future, which could result in increased price and other competition that could damage our business.

      Our current and potential competitors in the market include web hosting service providers, applications hosting providers, Internet service providers, telecommunications companies, large information technology firms that provide a wide array of information technology services and computer hardware suppliers. Our competitors may operate in one or more of these areas and include companies such as Concentric Network Corporation, Data Return Corp., Dell Computer Corporation, Digex Corporation, EarthLink, Inc., Exodus Communications, Inc., Gateway, Inc., Verio Inc., and Navisite, Inc.

Our quarterly and annual results may fluctuate, resulting in fluctuations in the price of our common stock.

      As our business develops and expands, we may experience significant quarterly fluctuations in our results of operations. Because of these fluctuations, comparisons of our operating results from period to period are not necessarily meaningful and you should not rely on them as an indicator of future performance. We expect to continue to experience significant fluctuations in our quarterly and annual results of operations due to a variety of factors, many of which are outside our control. These factors include:

      o     demand for and market acceptance of our services;

      o introductions of products or services or enhancements by us and our competitors;

      o     the mix of services we sell;

      o     customer retention;

      o the timing and success of our advertising and marketing efforts and introductions of new services to customers and the timing and success of the marketing efforts and introductions of new services to customers of our resellers;

      o the timing and magnitude of capital expenditures, including construction costs relating to the expansion of operations;

      o increased competition in the web hosting and applications hosting markets;

      o changes in our pricing policies and the pricing policies of our competitors;

      o     gains or losses of key strategic relationships; and

      o     other general and industry-specific economic factors.

      In addition, a relatively large portion of our expenses is fixed in the short-term, and therefore our results of operations are particularly sensitive to fluctuations in revenues. Also, if we were unable to continue using third-party products in our services offerings, our service development costs could increase significantly.

We may need additional capital to fund our operations and finance our growth, and we may not be able to obtain it on terms acceptable to us or at all.

      We believe that our existing capital resources will enable us to implement our current business plan through at least the end of 2001. However, we may require additional funds during or after that period. Any required financing may not be available or may be available only on terms that are not favorable to us. Further, sales of our equity securities to raise additional funds would dilute the percentage ownership of our shareholders. Any new equity securities may have rights, preferences or privileges senior to those of our common stock. The failure to generate sufficient cash flows or to raise sufficient funds may require us to delay or abandon some or all of our development and expansion plans or otherwise forego market opportunities and may make it difficult for us to respond to competitive pressures, any of which could harm our business.

The international market for our services is unproven, and as a result, the revenue generated by any current or future international operations may not be adequate to offset the expense of establishing and maintaining those operations.

      The international market for web site and applications hosting and management services is unproven, and we may not be able to market, sell and provide our services successfully to small and medium-sized businesses outside the United States. In addition, our particular approach to providing hosting services is unproven in international markets and may not be successful outside the United States. During the six months ended June 30, 2000, we derived approximately 7.5% of our revenues from customers located outside the United States, and we are seeking to expand our presence overseas. In April 2000, we opened a sales and support center in Amsterdam as part of our plan to expand our European operations. Our continued success depends in part on expanding our international customer base and successfully operating data centers in foreign markets.

If we are unable to expand our network infrastructure to meet increasing demand, we could lose customers and we may not be able to sustain or increase our revenues.

      We must continue to expand and adapt our network infrastructure to meet the increase in the number of users and the amount of information they wish to transport and to meet changing customer requirements. The expansion and adaptation of our telecommunications infrastructure will require substantial financial, operational and management resources as we negotiate for access to telecommunications systems with existing and other network infrastructure suppliers. Significant and rapid expansion of our network due to increased usage will place additional stress upon our network hardware and traffic management systems. The ability of our network to connect and manage a substantially larger number of customers at high transmission speeds is as yet unknown. In addition, our ability to expand our network to its expected customer levels while maintaining superior performance is unknown.

If we are unable to continue to obtain sufficient telecommunications network capacity at reasonable costs, we may not be able to provide our services at prices acceptable to our customers, thereby reducing demand for our services.

      Our success will depend upon the capacity, ease of expansion, reliability and security of our network infrastructure, including the capacity leased from our telecommunications network suppliers. Our operating results depend, in part, upon the pricing and availability of telecommunications network capacity from a limited number of providers. If capacity is not available to us as our customers' usage increases, our network may not be able to achieve or maintain sufficiently high data transmission capacity, reliability or performance. In addition, our business would suffer if our network suppliers increased the prices for their services and we were unable to pass along any increased costs to our customers. Any failure on our part or the part of our third-party suppliers to achieve or maintain high data transmission capacity, reliability or performance could significantly reduce customer demand for our services, damage our business reputation and increase our costs.

We may not be able to deliver our services if our third-party suppliers do not provide us with key components of our network infrastructure on reasonable terms or at all.

      We depend on other companies to supply key components of our network infrastructure. Any failure to obtain needed products or services in a timely fashion or at an acceptable cost could adversely affect our business. We have no guaranteed supply arrangements with our vendors and do not carry significant inventories. In the event of equipment failure, we may not have the necessary hardware or parts on hand and may not be able to obtain them from our suppliers in a timely manner. Our inability or failure to obtain the necessary hardware or parts on a timely basis could result in sustained equipment failure and a loss of revenue due to customer loss or claims for service credits under our guaranteed levels of service. In addition, the inability to obtain equipment or technical services on terms acceptable to us would force us to spend time and money selecting and obtaining new equipment, training our personnel to use different equipment and deploying alternative components needed to integrate the new equipment.

We depend on our reseller sales channel to market and sell many of our services. We do not control our resellers, and if we fail to develop or maintain good relations with resellers, we may not achieve the growth in customers and revenues that we expect.

      An element of our strategy for growth is to continue to develop our use of third parties who resell our services. Many of our resellers are web development or web consulting companies that also sell our web hosting services, but that generally do not have established customer bases to which they can market our services. Therefore, in those markets where we do not focus our direct marketing efforts -- mainly international markets -- we are dependent on third parties to stimulate demand for our services. Although we attempt to provide our resellers with incentives such as price discounts on our services that the resellers seek to resell at a profit, the failure of our services to be commercially accepted in some markets, whether as a result of a reseller's performance or otherwise, could cause our current resellers to discontinue their relationships with us, and we may not be successful in establishing additional reseller relationships as needed.

Because we operate in a new and evolving market with uncertain prospects for growth, we may be unable to sustain growth in our customer base.

      The market for web hosting and applications hosting services for small and medium-sized businesses has only recently begun to develop and is evolving rapidly. Our future growth, if any, will depend upon the willingness of small and medium-sized businesses to outsource web hosting and applications hosting services and our ability to increase our average revenue per customer and our customers' willingness to execute long-term contracts for hosting services. The market for our services may not develop further, consumers may not widely adopt our services, and significant numbers of businesses or organizations may not use the Internet for commerce and communication. If this market fails to develop further or develops more slowly than expected, or if our services do not achieve broader market acceptance, we will not be able to grow our customer base.

In addition, we must be able to differentiate ourselves from our competition through our service offerings and brand recognition in order to attract customers and to grow our average revenue per customer. These activities may be more expensive than we anticipate, and we may not be successful in differentiating ourselves, achieving market acceptance of our services or selling additional services to our existing customer base. We may also experience difficulties that could delay or prevent the successful development, introduction or marketing of these services. If we are unable, for technical or other reasons, to develop and introduce new services or products or enhancements to existing services in a timely manner, or if new services do not achieve market acceptance in a timely manner or at all, it would be difficult for us to attract customers or to grow our average revenue per customer.

We may not be able to adapt to evolving technologies and customer demands.

      In the web and applications hosting industry, service providers must keep pace with evolving technologies in order to offer relevant, sophisticated services on a timely basis to meet rapidly changing customer demands. Our future success will depend, in part, upon our ability to offer services that incorporate leading technologies, address the increasingly sophisticated and varied needs of our current and prospective web and applications hosting customers and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. The market for our services is characterized by rapidly changing and unproven technologies, evolving industry standards, changes in customer needs, emerging competition and frequent introductions of new services. To be successful, we must continually improve the performance, features and reliability of our services, including our proprietary technologies, and modifying our business strategies accordingly. We could also incur substantial costs if we need to modify our services or infrastructure in order to adapt to these changes. Technological advances may have the effect of encouraging some of our current or future customers to rely on in-house personnel and equipment to furnish the services that we currently provide.

If we are unable to maintain the compatibility of our services with products offered by our vendors, we could lose or fail to attract customers.

      We believe that our ability to compete successfully also depends upon the continued compatibility of our services with products offered by various vendors. Enhanced or newly developed third-party products may not be compatible with our infrastructure, and such products may not adequately address the needs of our customers. Although we currently intend to support emerging standards, industry standards may not be established, and, even if they are established, we may not be able to conform to these new standards in a timely fashion in order to maintain a competitive position in the market. Our failure to conform to the prevailing standard, or the failure of a common standard to emerge, could cause us to lose customers or fail to attract new customers. In addition, products, services or technologies developed by others could render our services noncompetitive or obsolete.

Our recent growth has strained our resources, and if we are unable to manage our anticipated growth, we may not be able to maintain the quality of our services and operations or control our costs effectively.

      We are currently experiencing a period of rapid expansion of our customer base. In addition, the number of our employees increased from 17 on March 31, 1998 to 549 on June 30, 2000. This growth has placed and, if it continues, will place a significant strain on our financial, management, operational and other resources. In addition, we must manage relationships with a growing number of third parties as we seek to complement our service offerings and increase our indirect sales efforts. Our management, personnel, systems, procedures and controls may not be adequate to support our existing and future operations. Our ability to manage our growth effectively will require us to continue:

      o     enhancing management information systems and forecasting procedures;

      o further developing our operating, administrative, financial, billing, and accounting systems and controls;

      o maintaining close coordination among our engineering, accounting, finance, marketing, sales and operations organizations;

      o     expanding, training and managing our employee base; and

      o     expanding our finance, administrative and operations staff.

      The failure to manage our growth effectively could adversely affect the quality of our services, our business and our financial condition. We may not be able to maintain the quality of our operations, to control our costs and to expand our internal systems in order to support our desired growth.

If Internet usage does not continue to increase or if the Internet fails to perform reliably, we may not be able to attract customers.

      Use of the Internet for retrieving, sharing and transferring information among businesses, consumers, suppliers and partners has recently begun to increase rapidly. The adoption of the Internet for information retrieval and exchange, commerce and communications, particularly by those enterprises that have historically relied upon alternative means of information gathering, commerce and communications, generally requires the adoption of a new medium of conducting business and exchanging information. If the Internet as a commercial or business medium fails to develop further or develops more slowly than expected, we would not be able to grow our customer base as quickly as desired and our customers would be less likely to require more complex, higher revenue services from us.

      As a web and applications hosting company, our success depends in large part on continued growth in the use of the Internet. The lack of continued growth in the usage of the Internet would adversely affect our business because we would not gain additional customers and our existing customers might not have any further use for our services. Internet usage and growth may be inhibited for a number of reasons, such as:

      o     inadequate network infrastructure;

      o     security concerns;

      o uncertainty of legal and regulatory issues concerning the use of the Internet;

      o     inconsistent quality of service;

      o lack of availability of cost-effective, reliable, high-speed service; and

      o     failure of Internet use to expand internationally.

      If Internet usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth, or its performance and reliability may decline. For example, web sites have experienced interruptions in service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays occur frequently, use of the Internet as a commercial or business medium could in the future grow more slowly or decline.

We could experience system failures which could harm our reputation, cause customers to seek reimbursement for services, and cause customers to seek another provider for services.

      We must be able to operate the systems that manage our network around the clock without interruption. Our operations depend upon our ability to protect our network infrastructure, equipment and customer files against damage from human error, fire, earthquakes, hurricanes, floods, power loss, telecommunications failures, sabotage, intentional acts of vandalism and similar events. Despite precautions we have taken, and plan to take, we do not have a formal disaster recovery plan and the occurrence of a natural disaster or other unanticipated problems at our data centers could result in interruptions in our services. Although we have attempted to build redundancy into our network, our network is currently subject to various points of failure, and a problem with one of our routers (devices that move information from one computer network to another) or switches could cause an interruption in our services to a portion of our customers. In the past we have experienced periodic interruptions in service. In addition, failure of any of our telecommunications providers to provide the data communications capacity we require, as a result of human error, a natural disaster or other operational disruption, could result in interruptions in our services. Any future interruptions could:

      o     cause customers or end users to seek damages for losses incurred;

      o require us to replace existing equipment or add redundant facilities;

      o     damage our reputation for reliable service;

      o     cause existing customers to cancel their contracts; or

      o     make it more difficult for us to attract new customers.

      We currently offer to all customers a 99.9% service level warranty. Under this policy, we guarantee that each customer's Web site will be available at least 99.9% of the time in each calendar month for as long as the customer is using our web hosting services. If we were to experience widespread system failures, we could incur significant costs under this warranty.

Our data centers and networks may be vulnerable to security breaches.

      A significant barrier to electronic commerce and communications is the need for secure transmission of confidential information over public networks. Some of our services rely on security technology licensed from third parties that provides the encryption and authentication necessary to effect the secure transmission of confidential information. Despite our design and implementation of a variety of network security measures, unauthorized access, computer viruses, accidental or intentional actions and other disruptions could occur. In the past, we have experienced and may in the future experience delays or interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. In addition, inappropriate use of the network by third parties could also potentially jeopardize the security of confidential information, such as credit card and bank account numbers stored in our computer systems. These security problems could result in our liability and could also cause the loss of existing customers and potential customers. In addition, third parties could interfere with the operation of our customers' web sites through intentional attacks including causing an overload of traffic to these web sites.

      Although we intend to continue to implement industry-standard security measures, third parties may be able to overcome any measures that we implement. The costs required to eliminate computer viruses and alleviate other security problems could be prohibitively expensive and the efforts to address such problems could result in interruptions, delays or cessation of service to our customers, and harm our reputation and growth. Concerns over the security of Internet transactions and the privacy of users may also inhibit the growth of the Internet, especially as a means of conducting commercial transactions.

Disruption of our services caused by unknown software defects could harm our business and reputation.

      Our service offerings depend on complex software, including our proprietary software tools and software licensed from third parties. Complex software often contains defects, particularly when first introduced or when new versions are released. We may not discover software defects that affect our new or current services or enhancements until after they are deployed. Although we have not experienced any material software defects to date, it is possible that defects may occur in the software. These defects could cause service interruptions, which could damage our reputation or increase our service costs, cause us to lose revenue, delay market acceptance or divert our development resources.

Providing services to customers with critical web sites and web-based applications could potentially expose us to lawsuits for customers' lost profits or other damages.

      Because our web hosting and applications hosting services are critical to many of our customers' businesses, any significant interruption in our services could result in lost profits or other indirect or consequential damages to our customers. Although the standard terms and conditions of our customer contracts disclaim our liability for any such damages, a customer could still bring a lawsuit against us claiming lost profits or other consequential damages as the result of a service interruption or other web site or application problems that the customer may ascribe to us. A court might not enforce any limitations on our liability, and the outcome of any lawsuit would depend on the specific facts of the case and legal and policy considerations even if we believe we would have meritorious defenses to any such claims. In such cases, we could be liable for substantial damage awards. Such damage awards might exceed our liability insurance by unknown but significant amounts, which would seriously harm our business.

We may not be able to successfully sustain our growth if we are unable to attract and retain additional highly skilled personnel.

      We are currently experiencing rapid growth and intend to continue expanding. Since beginning our operations as a web hosting business in September 1997, we have grown to 549 employees as of June 30, 2000. We believe that we will need to hire approximately 200 additional personnel in all areas of our business over the next 12 months. Our future success will also depend on our ability to attract, train, retain and motivate highly qualified technical, marketing, sales and management personnel. Competition for qualified personnel among Internet-related businesses is intense, and we may not be able to attract and retain key personnel.

If our management team, which has worked together for only a brief time, is unable to work together effectively, we may not be able to implement our plans successfully.

      We have recently hired key employees and officers, including our Executive Vice President -- Operations, Chief Financial Officer, Senior Vice President -- Sales, Marketing and Business Development, General Counsel, and Chief Technical Officer. As a result, our management team has worked together for only a brief time. Our success depends in significant part upon the continued services of our senior management personnel. Any of our officers or employees can terminate his or her relationship with us at any time. We currently have employment agreements with only our most senior management personnel and we carry key-man life insurance only for our President and Chief Executive Officer.

Impairment of our intellectual property rights could negatively affect the reputation of our brand or could allow competitors to minimize any advantage that our proprietary technology gives us.

      We rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect proprietary rights in our services, particularly including the name "Interland" and our proprietary customer management system. We have filed trademark registration applications in the U.S. that, even if granted, may not fully protect our ability to use these trademarks in all areas of the U.S. In addition, we have spent and expect to continue to invest significant amounts to build brand recognition of our name, and we could lose the return on this significant marketing investment if we were to lose or be restricted in the use of the Interland name to market our services. Third parties may object to our use of some of our trademarks, service marks, trade names, slogans or other devices, which could require that those indicia be changed or altered. At this point, we have no patented technology that would preclude or inhibit competitors from entering our market. While we believe that we may file several patent applications on particular aspects of our technology, we cannot be sure that we will receive any patents. We have entered into confidentiality and other agreements with our employees and contractors, including agreements in which they assign their rights in inventions to us. We have also entered into nondisclosure agreements with our suppliers, distributors and some of customers in order to limit access to and disclosure of our proprietary information. These contractual arrangements or the other steps we have taken to protect our intellectual property may not prove sufficient to prevent illegal use of our technology or to deter independent third-party development of similar technologies. The laws of some foreign countries may not protect our services or intellectual property rights to the same extent as do the laws of the United States. For example, there may be potential conflicts with the use of our name in other countries. We do not know what the impact of being unable to use our name in other countries may be, although this inability may cause us to incur significant additional expenses to build brand recognition in those countries.

      We also rely on several technologies that we license from third parties. These third-party technology licenses may not continue to be available to us on commercially reasonable terms. The loss of the ability to use such technology could require us to obtain the rights to use substitute technology, which could be more expensive or offer lower quality or performance.

We may be accused of infringing the proprietary rights of others, which could subject us to costly and time consuming litigation.

      In addition to the technologies we develop or have developed, we license technologies from third parties and may license additional technologies in the future. To date, we have not been notified that our services infringe on the proprietary rights of any third parties, but third parties could claim that we have infringed on their technology with respect to current or future services. We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any such claim, whether meritorious or not, could be time-consuming, result in costly litigation, cause service installation delays or require us to enter into royalty or licensing agreements. These royalty or licensing agreements might not be available on terms acceptable to us or at all. In addition, third parties may change the terms of their license agreements in ways that would prevent us from using technologies licensed from them on commercially reasonable terms or that would prevent us from using them at all. We may not be able to replace those technologies with technologies that have the same features or functions on commercially reasonable terms or at all.

We could face liability for information distributed through our network.

      The law relating to the liability of on-line services companies for information carried on or distributed through their networks is currently unsettled. On-line services companies could be subject to claims under both United States and foreign law for defamation, negligence or copyright or trademark infringement, or other theories based on the nature and content of the materials distributed through their networks. Several private lawsuits seeking to impose such liability upon other entities are currently pending against other companies. In addition, we may become subject to proposed legislation that would impose liability for or prohibit the transmission over the Internet of some types of information. Other countries may also enact legislation or take action that could impose liability on us or cause us not to be able to operate in those countries. The imposition upon us and other on-line services of potential liability for information carried on or distributed through our systems could require us to implement measures to reduce our exposure to such liability, which may require us to expend substantial resources, or to discontinue service offerings. The increased attention focused upon liability issues as a result of these lawsuits and legislative proposals also could affect the growth of Internet use.

Our business may be impacted by government regulation and legal uncertainties.

      We are not currently subject to direct federal, state or local government regulation, other than regulations that apply to businesses generally. Only a small body of laws and regulations currently applies specifically to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, however, laws and regulations with respect to the Internet may be adopted at federal, state and local levels, covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications. We cannot fully predict the nature of future legislation and the manner in which government authorities may interpret and enforce. As a result, we and our customers could be subject to potential liability under future legislation which in turn could have a material adverse effect on our business, results of operations and financial condition. For example, if legislation that makes transacting business over the Internet, such as e-commerce, less favorable or otherwise curtails the growth of the Internet is adopted in the U.S. or internationally, our business would suffer. The adoption of any such laws or regulations might decrease the growth of the Internet, which in turn could decrease the demand for our services or increase the cost of doing business or in some other manner harm our business.

      In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyright and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. These laws generally pre-date the advent of the Internet and related technologies and, as a result, do not consider or address the unique issues of the Internet and related technologies. Changes to laws intended to address these issues could create uncertainty in the marketplace that could reduce demand for our services or increase the cost of doing business as a result of costs of litigation or increased service delivery costs, or could in some other manner have a material adverse effect on our business, results of operations and financial condition. In addition, because our services are available over the Internet virtually worldwide, and because we facilitate sales by our customers to end users located in multiple states and foreign countries, such jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such state or that we have a permanent establishment in each such foreign country.

We face risks inherent in doing business in international markets that could adversely affect the success of our international operations.

      Although we have historically derived a portion of our revenues from foreign sales, we have just recently commenced business in our first foreign location and must now deal more directly with the risks inherent in doing business in international markets. These risks include different regulatory requirements, trade barriers, challenges in staffing and managing foreign operations, currency risk, different tax structures which may adversely impact earnings, and foreign political and economic instability, any of which could adversely affect the success of our international operations. We also expect that many of the costs of staffing and managing our international operations will be greater than for comparable U.S. based operations, including higher employee costs, longer accounts receivable collection periods and greater difficulty in collecting accounts receivable.

      In addition, as a web and applications hosting company, we face challenges in offering these services to customers in foreign markets that can differ significantly from the challenges we face in the United States, such as:

      o     different Internet access fees;

      o     different technology standards;

      o different privacy, censorship and liability standards and regulations; and

      o     less protective intellectual property laws.

      Any of these risks could adversely affect our ability to operate or expand internationally, which would limit the growth of our business. In addition, we could suffer significant operating losses if the revenue generated by our current sales and support center or any future international data center or other operations is not adequate to offset the expense of establishing and maintaining those international operations.

Some provisions of our articles of incorporation and bylaws may discourage takeovers.

      Our articles of incorporation and bylaws contain some provisions that may delay, discourage or prevent an attempted acquisition or change in control. Our articles and bylaws establish:

      o the authority of the board of directors to issue series of preferred stock with special powers, preferences and rights without shareholder approval;

      o the authority of the board of directors to consider constituencies other than the shareholders -- including employees, customers, suppliers and the community -- in making decisions, including decisions regarding control of Interland;

      o the right of the board of directors to alter our bylaws without prior shareholder approval; and

      o the right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors.

      In addition, our bylaws establish three classes of directors to serve three year staggered terms. These provisions of our articles of incorporation and bylaws could discourage tender offers or other transactions that might otherwise result in your receiving a premium over the market price for your common stock.

      We have adopted a shareholder rights plan. This plan entitles our shareholders to acquire additional shares of our preferred stock when a third party acquires 15% of our common stock or commences or announces its intent to commence a tender offer for at least 15% of our common stock. This plan could delay, deter, or prevent a change of control.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

      Most of our customer contracts are currently denominated in United States dollars with an immaterial amount of contracts denominated in euro or pounds sterling. We do not currently invest in derivative financial instruments. However, we invest our excess cash balances in cash equivalents and are therefore subject to market risk related to changes in interest rates. We believe, but cannot be certain, that the effect on our financial position, results of operation and cash flows of any reasonably likely changes in interest rates would not be material.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      None


Item 2. Changes in Securities and Use of Proceeds.

(a)   Stock Split and Articles of Amendment

      On June 14, 2000 we effected a 1.08 for one stock split.

      On May 9, 2000 we filed Articles of Amendment ("Articles of Amendment") to the Articles of Incorporation of the Company with the Secretary of State of Georgia. The Articles of Amendment amended the Articles of Incorporation to increase the number of shares of common stock which the Company has the authority to issue to 200,000,000 shares.

(b)   Shareholder Rights Plan

      On July 12, 2000, our board of directors approved a rights agreement with SunTrust Bank as rights agent. This summary is not a full description of the rights agreement or the terms of the rights. For a more complete description, please read the rights agreement, dated as of July 12, 2000, between the Company and SunTrust Bank.

Rights and Rights Certificates

      On July 12, 2000, our board of directors declared a dividend of one preferred stock purchase right for each share of common stock outstanding effective July 24, 2000. Each right entitles its registered holder to purchase one one-hundredth of a share of newly designated Series B participating cumulative preferred stock at a purchase price of $100.00. The terms of the series B participating cumulative preferred stock are contained in a statement of resolution that was filed with the Secretary of State of Georgia.

      The rights are attached to and trade with shares of our common stock. Currently, the rights are not exercisable and there are no separate certificates representing the rights. If the rights become exercisable, we will distribute separate rights certificates. Until that time, as long as the rights remain outstanding, any transfer of shares of our common stock will also constitute the transfer of the rights associated with those shares of common stock. The rights will expire on July 24, 2010, unless we redeem or exchange the rights before that date.

The rights will become exercisable upon the earlier to occur of:

      o the public announcement that a person or group of persons has acquired 15% or more of our common stock, except in connection with an offer approved by the board of directors; or

      o the close of business on the tenth business day, or a later date determined by the board of directors, after the commencement of, or announcement of an intention to commence, a tender or exchange offer that would result in a person or group of persons acquiring 15% or more of our common stock.

      In addition, the purchase price payable and the number of shares of preferred stock or other securities issuable upon exercise of the rights may be adjusted to prevent dilution upon:

      o stock splits, stock dividends, subdivisions, combinations or reclassifications of the preferred stock;

      o below market issuances of preferred stock or rights or warrants to subscribe for or convert into preferred stock; or

      o distributions to holders of the preferred stock of evidence of indebtedness or assets (excluding regular quarterly cash dividends or dividends payable in preferred stock) or of subscription rights or warrants, with some exceptions.

      The Series B participating cumulative preferred stock has been structured so that each preferred share has dividend, liquidation and voting rights equal to those of 100 shares of our common stock. Because of this, the value of the one one-hundredth interest in a preferred share purchasable upon exercise of each right should approximate the value of one share of common stock. The preferred shares are not redeemable.

(c)   Private Stock Offerings

      On May 8, 2000, the Company issued 1,199,999 shares of Series A preferred stock to Bell Atlantic Investments, Inc. for a purchase price of $10 million.

      The sale was deemed to be exempt from registration under the Securities Act in reliance on section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

(d)   Initial Public Offering

      On July 24, 2000 the Company's Registration Statement on Form S-1 (File No. 333-32556) (the "Registration Statement") was declared effective by the Commission. The Company commenced an initial public offering of its shares of Common Stock (the "Offering") on July 25, 2000 and closed the Offering on July 28, 2000. The managing underwriters in the offering were Bear Stearns & Co. Inc., Thomas Weisel Partners LLC and PaineWebber. All 5,000,000 shares of common stock registered under the Registration Statement were sold at a price of $12.00 per share for gross proceeds to the Company of approximately $60 million. The net proceeds of the Offering were approximately $53 million. The Company intends to use the net proceeds to fund capital expenditures, consisting of the purchase of servers and other hardware, and for working capital and other general corporate purposes.

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders.

      a) On April 26, 2000 shareholders of the Company, holding a sufficient number of shares to take such action, approved the adoption of the Company's Amended and Restated Articles of Incorporation to increase the Company's authorized common stock from 100,000,000 to 200,000,000. The votes were as follows: 29,863,965 shares voted for, 43,333 shares voted against, and 0 votes abstaining.

      b) On April 26, 2000 shareholders of the Company, holding a sufficient number of shares to take such action, approved an amendment to the Company's July 1999 Stock Incentive Plan to increase the shares that may be issued thereunder to 7,560,000. The votes were as follows:
            29,822,465 shares voted for, 84,333 shares voted against, and 0 votes abstaining.

      c) On April 26, 2000 shareholders of the Company, holding a sufficient number of shares to take such action, approved the adoption of an Employee Stock Purchase Plan. The votes were as follows: 29, 886,548 shares voted for, 20,750 shares voted against, and 0 votes abstaining.

      d) On April 26, 2000 shareholders of the Company, holding a sufficient number of shares to take such action, approved provisions in the Company's Bylaws indemnifying the Company's directors and executive officers. The votes were as follows: 29,847,298 shares voted for, 40,000 shares voted against, and 20,000 shares voted abstaining.

      e) On April 26, 2000 shareholders of the Company, holding a sufficient number of shares to take such action, approved provisions contained in the Company's Bylaws to create a classified Board of Directors. The votes were as follows: 29,786,540 shares voted for, 96,675 shares voted against, and 24,083 shares voted abstaining.

Item 5. Other Information

      None.

Item 6.   Exhibits and Reports on Form 8-K.

(a)   Exhibits:

      27    Financial Data Schedule.

(b)   Reports on Form 8-K:

      None

----------

                                   SIGNATURES

                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        INTERLAND, Inc.


Dated:  August 21, 2000                 By: /s/ David N. Gill
                                           -------------------------------------
                                           David N. Gill, Executive Vice
                                           President - Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer and Authorized Officer)