Form 10-Q
period 2000-09-30
INTERLAND INC
filed 2000-11-14
CIK 1085586

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                          Commission File No. 000-31111

                                 INTERLAND, INC.
             (Exact name of registrant as specified in its charter)

                Georgia                               58-1632664
    (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)                Identification No.)

                           303 Peachtree Center Avenue
                                    Suite 500
                             Atlanta, Georgia 30308
                   (Address, including zip code, of principal
                               executive offices)

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

                            YES  X               NO
                                ----            ----

The registrant had 46,723,585 shares of Common Stock, no par value, outstanding as of October 31, 2000.

                                 INTERLAND, INC.
                                    FORM 10Q
                               SEPTEMBER 30, 2000
                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements                      Page
                                                                         ----

        Condensed Consolidated Balance Sheets at September 30, 2000
           (Unaudited) and December 31, 1999                               3

        Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2000 and 1999
           (Unaudited)                                                     4

        Condensed Consolidated Statements of Cash Flows for the nine
           months ended September 30, 2000 and 1999 (Unaudited)            5

        Notes to Condensed Consolidated Financial Statements (Unaudited)   6

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                          11

Item 3. Quantitative and Qualitative Disclosures About Market Risk        25

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                        26

Item 4.  Submission of Matters to a Vote of Security Holders              27

Item 6.  Exhibits and Reports on Form 8-K                                 28

Signatures                                                                29

                         PART I - FINANCIAL INFORMATION.

                                 INTERLAND, Inc.
                      Condensed Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                                                            September 30,       December 31,
                                                                                2000                1999
                                                                            -------------      --------------
                                                   ASSETS                    (unaudited)
Current Assets:
  Cash and cash equivalents ........................................          $  78,555           $  24,510
  Restricted cash ..................................................              2,692               1,007
  Accounts receivable ..............................................              2,989                 655
  Prepaid commissions ..............................................              1,451                 825
  Notes receivable-related party ...................................                519                 730
  Other current assets .............................................              3,255                 481
                                                                              ---------           ---------
        Total current assets .......................................             89,461              28,208
                                                                              ---------           ---------
Property and Equipment:
  Internet access and computer equipment ...........................             13,595               4,072
  Construction in progress .........................................                149               2,499
  Other furniture and equipment ....................................              5,968                 660
  Office computer equipment and purchased software .................              7,951                 896
  Leasehold improvements ...........................................              7,365                 398
                                                                              ---------           ---------
                                                                                 35,028               8,525
  Less accumulated depreciation and amortization ...................             (4,626)               (982)
                                                                              ---------           ---------
    Property and equipment, net ....................................             30,402               7,543
                                                                              ---------           ---------
Other Long-Term Assets:
  Intangible asset, net ............................................                503                  --
  Deposits and other long-term assets ..............................              2,249                 225
                                                                              ---------           ---------
        Total other long-term assets ...............................              2,752                 225
                                                                              ---------           ---------
        Total assets ...............................................          $ 122,615           $  35,976
                                                                              =========           =========

                               LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable .................................................          $   9,887           $   3,387
  Accrued expenses .................................................              9,052               2,863
  Capital lease obligations ........................................              6,633               1,185
  Deferred revenue .................................................             14,302               7,042
                                                                              ---------           ---------
        Total current liabilities ..................................             39,874              14,477
                                                                              ---------           ---------

Deferred revenue ...................................................              1,872               1,433
Capital lease obligations ..........................................              6,435               2,406
Other long-term liabilities ........................................                165                 165
Commitments and Contingencies
Shareholders' Equity:
  Preferred stock, no par value, 25,000,000 shares authorized:
   Series A, $2.02 stated value, 15,000,000 shares authorized;
   0 and 12,392,258 shares issued and outstanding as of
   September 30, 2000 and December 31, 1999, respectively ..........                 --              34,423
   Series B, 2,000,000 shares authorized, no shares issued and
   outstanding as of September 30, 2000 and December 31, 1999 ......                 --                  --

  Common stock, no par value; 200,000,000 shares authorized,
  46,723,585 and 23,590,390 shares issued and outstanding as
  of September 30, 2000 and December 31, 1999, respectively, .......            144,719               3,252
  Warrants .........................................................             14,440               2,144
  Deferred product development costs ...............................             (5,418)             (2,133)
  Deferred marketing costs .........................................             (6,906)                 --
  Deferred compensation ............................................             (6,453)               (954)
  Accumulated deficit ..............................................            (66,113)            (19,237)
                                                                              ---------           ---------
       Total shareholders' equity ..................................             74,269              17,495
                                                                              ---------           ---------

       Total liabilities and shareholders' equity ..................          $ 122,615           $  35,976
                                                                              =========           =========

     See accompanying notes to Condensed Consolidated Financial Statements.

                                 INTERLAND, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                    Three Months                           Nine Months
                                                       Ended                                  Ended
                                                    September 30,                         September 30,
                                                    -------------                         -------------
                                               2000               1999               2000               1999
                                           ------------       ------------       ------------       ------------
                                                      (In thousands, except share and per share data)
Revenues:
  Shared ............................      $      5,584       $      1,926       $     14,866       $      4,201
  Dedicated and managed services ....             2,430                252              5,420                444
  Application hosting ...............               555                357              1,616                588
  Professional services .............               861                 47              1,953                 46
                                           ------------       ------------       ------------       ------------
                                                  9,430              2,582             23,855              5,279
                                           ------------       ------------       ------------       ------------
Operating expenses:
  Cost of revenues (including
   non-cash expense of $680 and
   $1,888 for the three months and
   nine months ended September 30,
   2000) ............................             8,159              1,953             22,389              4,036
  Sales and marketing ...............            11,085              2,371             28,077              4,770
  General and administrative
   (including non-cash stock
   compensation expense of $889
   and $1,296 for the three months
   ended September 30, 2000 and
   1999, and $2,177 and $2,609 for
   the nine months ended
   September 30, 2000 and 1999) .....             6,827              2,869             17,367              5,722
  Depreciation and amortization .....             2,019                264              3,710                571
                                           ------------       ------------       ------------       ------------
         Total operating expenses ...            28,090              7,457             71,543             15,099
                                           ------------       ------------       ------------       ------------

Operating loss ......................           (18,660)            (4,875)           (47,688)            (9,820)
                                           ------------       ------------       ------------       ------------

Other income (expense):
  Interest income ...................             1,148                 30              1,805                 33
  Interest expense ..................              (612)               (42)              (999)               (51)
                                           ------------       ------------       ------------       ------------
         Total other income (expense)               536                (12)               806                (18)
                                           ------------       ------------       ------------       ------------
Net loss ............................           (18,124)            (4,887)           (46,882)            (9,838)
Preferred stock beneficial
conversion and dividends ............              (245)                --             (6,031)                --
                                           ------------       ------------       ------------       ------------
Net loss applicable to common
  shareholders ......................      $    (18,369)      $     (4,887)      $    (52,913)      $     (9,838)
                                           ============       ============       ============       ============

Basic and diluted net loss per
  common share ......................            ($0.45)            ($0.23)            ($1.70)            ($0.47)
                                           ============       ============       ============       ============
Shares used in computing net loss
  per share .........................        40,794,229         21,623,646         31,071,579         20,817,342
                                           ============       ============       ============       ============

     See accompanying notes to Condensed Consolidated Financial Statements.

                                 INTERLAND, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                 For the Nine Months
                                                                 Ended September 30,
                                                               -----------------------

                                                                  2000          1999
                                                               ---------       -------
                                                                     (in thousands)
Cash flows from operating activities:
  Net loss ..............................................      $ (46,882)      $(9,838)
  Adjustments to reconcile net loss to
     net cash used in operating activities:
     Depreciation and amortization ......................          3,710           571
    Amortization of non-cash stock
     compensation expense ...............................          2,177         2,609
    Amortization of deferred development
       and marketing costs ..............................          1,888            --
    Common stock issued for legal fees ..................            139            --
    Changes in operating assets and liabilities:
       Accounts receivable ..............................         (2,334)         (457)
       Prepaid commissions ..............................           (626)         (431)
       Other current assets .............................         (2,525)         (361)
       Notes receivable--related parties ................            (37)         (400)
       Other assets .....................................            225            --
       Bank overdraft ...................................             --           341
       Accounts payable and accrued liabilities .........         13,013         4,424
       Deferred revenue .................................          7,698         2,936
                                                               ---------       -------
          Total adjustments .............................        (23,330)        9,232
                                                               ---------       -------
          Net cash used in operating activities .........        (23,552)         (606)
                                                               ---------       -------
Cash flows from investing activities:
  Purchases of property and equipment ...................        (26,503)       (2,352)
  Deposit of restricted cash ............................         (1,685)         (506)
  Purchase of intangible asset ..........................           (175)           --
                                                               ---------       -------
          Net cash used in investing activities .........        (28,363)       (2,858)
                                                               ---------       -------
Cash flows from financing activities:
  Net proceeds from issuance of common stock ............         84,230         5,517
  Net proceeds from issuance of preferred stock .........         14,000            --
  Payment of preferred dividend .........................         (1,746)           --
  Borrowings on capital lease obligations ...............         11,650           917
  Payments on capital lease obligations .................         (2,174)         (163)
                                                               ---------       -------
          Net cash provided by financing activities .....        105,960         6,271
                                                               ---------       -------
Net increase in cash and cash equivalents ...............         54,045         2,807
Cash and cash equivalents, beginning of period ..........         24,510           706
                                                               ---------       -------
Cash and cash equivalents, end of period ................      $  78,555       $ 3,513
                                                               =========       =======

Supplemental cash flow disclosure:
  Cash paid for interest ................................            915            93
Non cash disclosure:
  Issuance of stock and options for consultant
  and employee compensation .............................          7,676         2,909
Issuance of warrants to strategic partners...............         13,849            --

     See accompanying notes to Condensed Consolidated Financial Statements.

                                 Interland, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1. Nature of Business

    Interland, Inc. (the "Company") commenced operations on September 18, 1997. The Company provides a broad range of web site and application hosting and other related web based business solutions which enable its customers to establish e-commerce and other applications through which they can conduct transactions and manage information over the internet. The Company focuses on delivering high-quality, reliable, and flexible services that are backed by customer support 24 hours a day, 7 days a week, and 365 days a year. The Company offers its solutions directly and through third-party dealers that resell the Company's web hosting services. Interland operates in one business segment and has operations in the United States and Europe. International customers generated approximately 11.0% and 8.9% of total revenue in the three-month and nine-month periods ended September 30, 2000, respectively.

History of Operating Losses

    The Company has incurred net losses since it commenced operations. As of September 30, 2000, the Company had an accumulated deficit of $66 million. These losses have occurred, in part, because of the costs incurred by the Company to develop its products, build a customer support infrastructure, and expand its market share in an extremely competitive market. The Company does not expect to generate positive cash flow from its operations for at least two years. The Company's success depends on its ability to achieve profitability and on its ability to raise funds as needed. The Company plans to continue to increase its operating expenses in order to fund higher levels of market share, increase its sales and marketing efforts, broaden its customer support capabilities, and expand its administrative resources in anticipation of future growth. To the extent that increases in such expenses precede or are not offset by increased revenues, the Company's business, results of operations, and financial condition would be materially adversely affected.

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

Interim Unaudited Financial Information and Principles of Consolidation

    The accompanying unaudited financial information as of September 30, 2000 and for the three-month and nine-month periods ended September 30, 2000 and September 30, 1999 has been prepared in accordance with generally accepted accounting principles for interim financial information. All significant adjustments, consisting of only normal and recurring adjustments, which in the opinion of management, are necessary for a fair presentation of the results for the three-month and nine-month periods ended September 30, 2000 and September 30, 1999 have been included. Operating results for the three and nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year.

    The accompanying consolidated financial statements include the accounts of Interland and its wholly owned subsidiary, Interland BV in The Netherlands. All intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The accompanying unaudited condensed consolidated financial statements as of September 30, 2000 do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements and footnotes included in the Prospectus dated July 25, 2000.

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

    At September 30, 2000 and December 31, 1999 the Company held several certificates of deposits which have maturities ranging from 6 to 12 months. These investments are restricted to use by certain vendors for rent, credit card processing, lease payments and other items. These deposits have been classified as restricted cash in the accompanying condensed consolidated balance sheets.

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

Property and Equipment

    Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the various classes of property, which is three years for all software, computer and Internet equipment, including capital leases, and seven years for other furniture and equipment. Leasehold improvements are amortized over the lesser of the useful life of the asset or the term of the lease. Construction in progress represents primarily computer equipment and leasehold improvements to expand the Company's network and facilities that have not been placed in operation as of September 30, 2000 or December 31, 1999.

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

    The Company provides a 30 day money back guarantee to its customers and offers its customers a 99.9% service level warranty. The Company records an allowance for returns and an accrual for warranty claims on a monthly basis based on historical experiences. The Company has not experienced significant returns or warranty claims to date and does not have a significant returns or warranty claims reserve as of September 30, 2000 or December 31, 1999.

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

Reclassifications

Certain prior period balances and amounts have been reclassified to conform to current period presentation.

3. Shareholder's Equity

Preferred Stock and Warrants

    The Company is authorized to issue 25,000,000 shares of preferred stock, including 15,000,000 shares which are designated as Series A preferred stock, 2,100,000 shares which are designated as Series A-1 preferred stock and 2,000,000 shares which are designated as Series B preferred stock. The remaining preferred stock has not been designated by the Company.

    The Series A and Series B preferred stock are convertible and rank junior to any other preferred stock that may be issued by the Company, but rank senior to common stockholders upon liquidation. The Series A preferred stockholders have the right to receive dividends equal to 9% of the stated value of the preferred stock. The dividends accrue on a semi-annual basis with the dividend period ending on the last day of May and November. Dividends are cumulative from the date the Series A preferred stock is issued and accrue whether or not declared by the Company. Dividends can be paid in cash, or in the form of Series B preferred stock or a combination of both at the option of the Company. The preferred stock is convertible at the then current conversion price, which is equal to the stated value on the date of issuance adjusted from time to time as a result of stock splits, recapitalizations or if the Company issues stock at prices below the stated value of the preferred stock.

    On December 24, 1999 the Company issued warrants to purchase 546,480 shares of common stock at an exercise price of $5.37 per share to Microsoft Corporation ("Microsoft"). This warrant was issued in connection with entering into a five year Development, License, and Co-marketing Agreement (the "Agreement") with Microsoft that expires December 23, 2004. The warrant can be exercised by paying the cash exercise price or by surrendering common shares owned by Microsoft equal to the exercise price. The Agreement grants to Microsoft a non-exclusive perpetual license to proprietary installation tools for third-party hosted applications on Windows NT or Windows 2000. Microsoft has the sole right to terminate the Agreement if the Company fails to deliver the tools on a timely basis or if the Company fails to correct any errors in the tools on a timely basis and Microsoft will provide technical consulting and writing services during the development of the tools. Additionally, in consideration of the obligations of Microsoft, the Company agreed to pay Microsoft 5% of the total gross revenues that the Company receives from third parties in consideration of its licensing and other exploitation of the tools for the five years following acceptance of the tools by Microsoft. The Company recorded the value of the warrants, calculated using the Black-Scholes pricing model, of approximately $2,144,000 as deferred development costs and will amortize this amount to the cost of revenues over the five-year term of the Agreement. The Company recognized non-cash stock compensation expense related to these warrants of $107,000 and $321,000, respectively, for the three months and nine months ended September 30, 2000.

    In connection with a stock purchase agreement, on July 26, 2000 Microsoft invested an additional $7,500,000 in the Company in exchange for 625,000 shares of common stock. Microsoft also received an additional warrant to purchase 468,750 shares of common stock at an exercise price of $12.00 per share. The value of the warrants of approximately $3,764,000 was recorded as additional deferred development costs and will amortize over the remaining term of the five-year Agreement. The Company recognized non-cash stock compensation expense related to these warrants of $156,000 for the three month and nine month periods ended September 30, 2000.

    On January 28, 2000 the Company issued warrants to purchase up to 376,920 shares of common stock to Road Runner at an exercise price of $8.33 per share. These warrants were issued in connection with the entering into a web hosting reseller agreement. This agreement requires the Company to provide hosting services at wholesale prices, to provide customers and technical support and to provide other services. Upon signing the web hosting agreement, 108,000 of the warrants vested immediately. The remaining 268,920 vest at the end of each quarter of 2000 and at December 31, 2001 based on the number of new customers provided through the web hosting agreement; therefore, the total remaining warrants may never vest if the new customer targets are not met. In January 2000 the Company recorded expense of $654,000 related to the 108,000 warrants that vested upon the signing of the agreement. The Company will record additional expense in the future based on the number of warrants that vest based on performance targets as valued using the Black-Scholes pricing model at the time of vesting. As of September 30, 2000 no additional warrants have vested.

    On March 15, 2000 the Company entered into a stock purchase agreement with Network Solutions. In connection with this financing transaction, the Company issued 744,827 shares of Series A preferred stock to Network Solutions, at a purchase price of $5.37 per share for total proceeds of $4 million. The Company also issued a warrant to Network Solutions to purchase 372,413 shares of common stock at an exercise price of $5.37 per share. The number of shares subject to the warrant may be adjusted to prevent dilution and each warrant will expire five years after its issuance. In addition, under the stock purchase agreement, on July 26, 2000, the Company issued 500,000 shares of common stock to Network Solutions in exchange for an additional $6,000,000 in cash. In connection with the additional investment, the Company issued an additional warrant to purchase 375,000 shares of common stock at an exercise price of $12.00 per share. In conjunction with the initial investment, the Company entered into a 4 year premier program agreement with Network Solutions. The Company recorded deferred expense of $2,444,000 for the value of the warrant issued on March 15, 2000, deferred expense of $2,207,000 for the difference between the purchase price of $5.37 per share and the fair value of the Company's common stock on that date of $8.33 per share and deferred expense of $3,011,000 for the values of the warrants issued on July 26, 2000. This deferred expense will be amortized over the remaining 4 year term of the premier program agreement entered into with Network Solutions and the Company recognized non-cash cost of revenue of $278,000 and $456,000 for the three months and nine months ended September 30, 2000, respectively.

    On May 8, 2000 the Company entered into a stock purchase agreement with Bell Atlantic Investments, Inc. In connection with this financing transaction, the Company issued 1,199,999 shares of Series A preferred stock to Bell Atlantic at a purchase price of $8.33 per share. As a result of the sale of the convertible preferred stock at conversion prices below the fair market value of $12.00 for the common stock on the date of the issuance of the preferred stock, the Company recorded a preferred stock dividend of approximately $4,404,000 related to this beneficial conversion feature in accordance with Emerging Issues Task Force Issue 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." This dividend is reflected as an adjustment to arrive at net income applicable to common shareholders in the statement of operations for the nine month period ended September 30, 2000. In addition, under the stock purchase agreement on July 28, 2000, the Company issued 1,250,000 shares of common stock to Verizon Communications ("Verizon") in exchange for an additional $15,000,000 in cash.

    Additionally, on May 8, 2000 the Company entered into a non-binding letter of intent with Verizon to enter into a business relationship. The non-binding letter of intent indicated that the parties would work to complete final versions of a marketing channel relationship agreement and a service provider agreement. On October 11, 2000 the parties executed final versions of these agreements. These agreements provide for Verizon to promote and co-brand the Company's products and services. The term of the agreements is three years and the Company will pay to Verizon 12.5% of any revenue received from customers with whom Verizon originates contact. The Company will record this amount as an offset to revenue in the income statement. In return for access to Verizon's customer base and for other consideration, on October 11, 2000 the Company issued to Verizon a warrant to purchase 3,132,000 shares of common stock at an exercise price of $18 per share. The warrant is exercisable for three years. The Company has measured the fair value of warrants issued to Verizon using the Black-Scholes pricing model as $4,885,000 and will record this value of the warrants as deferred expense to be amortized over the 3 year term of the agreements starting in the fourth quarter of 2000.

    Simultaneous with the Company's initial public offering and pursuant to the contractual agreements with the preferred stockholders, all 14,337,082 shares of the Company's Series A preferred stock were converted into shares of common stock. Accrued dividends on preferred stock aggregated $1,746,000 on July 25, 2000, the date of conversion. All accrued dividends were paid in cash in September 2000.

Common Stock

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

    On July 1, 1999 the Company issued options to purchase 108,000 shares of common stock to an employee at an exercise price of $0.01 per share. The fair market value on the date of grant was estimated to be $2.78 per share. The Company recorded deferred compensation of $300,000 related to this grant. The deferred compensation will be amortized over the vesting period of the option, which is three years from July 1, 1999. The Company amortized $25,000 and $75,000 for the three and nine month periods ended September 30, 2000. The compensation expense is included in non-cash general and administrative compensation expense in the accompanying statements of operations.

    During 1999 the Company issued options to purchase 432,000 shares of common stock to a consultant at an exercise price of $2.78 per share. The Company recognized non-cash compensation expense of $890,000 related to the issuance to these options. The options were valued using the Black Scholes pricing model. The Company amortized $223,000 and $669,000 for the three and nine month periods ended September 30, 2000.

Stock Options

    During July 1999 the board of directors approved the Stock Incentive Plan (the "Plan"). The Plan provides for the grant of options to eligible employees and the board of directors determines the specific terms of each option grant, including vesting period and exercise price. The options generally vest over a three-year period.

    At various dates in 2000 prior to the initial public offering on July 25, 2000 the Company issued options to purchase shares of common stock to employees at exercise prices below fair market value. The Company recognized non-cash compensation expense related to these options of $640,000 and $1,435,000, respectively, during the three month and nine month periods ended September 30, 2000.

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

    In the event the rights become exercisable as a result of the acquisition of at least 15% of the Company's common stock, each Right will entitle the owner, other than the acquiring person, to buy at the Rights' then current exercise price a number of shares of common stock with a market value equal to twice the exercise price. In addition, unless the acquiring person owns more than 50% of the outstanding shares of common stock, the Board of Directors may elect to exchange all outstanding Rights (other than those owned by such acquiring person or affiliates thereof) at an exchange ratio of one share of common stock per Right. The Rights expire on July 24, 2010 unless they are earlier exercised, redeemed, or exchanged. As a result of the adoption of the Shareholders' Rights Plan, 2,000,000 shares of authorized preferred stock have been reserved and designated as Series B Participating Cumulative Preferred Stock.

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

    Our expenses consist of:

    o Cost of revenue, which is mainly comprised of compensation and related expenses for technical operations, internet connectivity and other related telecommunications expense, and lease expense in particular related to our data centers;

    o Sales and marketing, which is mainly comprised of compensation costs and costs associated with marketing our products and services. Compensation costs include salaries and related benefits, commissions and bonuses. Our marketing expenses include the costs of direct mail, advertising and other mass market programs; and

    o General and administrative, which is mainly comprised of compensation and related expenses, occupancy costs, and non-cash stock compensation expense, which relates to stock and options granted before September 30, 2000 at exercise prices less than the fair market value of our common stock at the time of grant.

    We have incurred significant losses and experienced negative cash flow from operations since our inception and, as of September 30, 2000, had an accumulated deficit of approximately $66 million. We intend to invest heavily in sales and marketing, the continued development of our network infrastructure and technology, and the expansion of our international operations. We expect to expand our operations and workforce, including our network operations, technical support, and administrative resources. In addition, we intend to continue to expand our existing inside sales force and add an outside sales force to develop new sales channels and relationships. We expect to continue to incur substantial losses for the foreseeable future. Our ability to achieve profitability and positive cash flow from operations will be dependent upon our ability to grow our revenues substantially and achieve operating efficiencies.

Results of Operations

    The following table shows percentage of revenue data for the three months and the nine months ended September 30, 2000 and 1999.

                                                              % of Revenues
                                     -----------------------------------------------------------------
                                          Three Months Ended                 Nine Months Ended
                                     September 30,    September 30,      September 30,    September
                                         2000             1999               2000          30, 1999
                                     ------------     ------------       ------------     ---------
Revenues ..........................      100.0%           100.0%             100.0%           100.0%
Operating expenses:
  Cost of revenue .................       86.5             75.7               93.9             76.5
  Sales and marketing .............      117.6             91.8              117.7             90.4
  General and administrative ......       72.4            111.1               72.8            108.4
  Depreciation and amortization ...       21.4             10.2               15.6             10.8
                                        ------           ------             ------           ------
Operating loss ....................     (197.9)          (188.8)            (199.9)          (186.0)
  Interest income .................       12.2              1.2                7.6              0.6
  Interest expense ................       (6.5)            (1.6)              (4.2)            (1.0)
                                        ------           ------             ------           ------
          Net loss ................     (192.2)%         (189.3)%           (196.5)%         (186.3)%
                                        ======           ======             ======           ======

Comparison of the Three Months Ended September 30, 2000 and 1999

Revenues

    Our revenues increased $6.8 million, or 265%, to $9.4 million during the three months ended September 30, 2000 from $2.6 million during the three months ended September 30, 1999. This increase was due mainly to internal growth of our business and number of customers served. During the three months ended September 30, 2000 and 1999, we derived 59% and 75% of revenues from our shared services, 26% and 10% of revenues from dedicated services and 15% and 15% of revenues from applications hosting and professional services, respectively.

Cost of revenue

    Our cost of revenue increased $6.2 million to $8.2 million, or 87% of revenue, during the three months ended September 30, 2000 from $2.0 million, or 76% of revenue during the three months ended September 30, 1999, due to the growth of our business and related expenses, including $3.3 million in increased salary expense related to a significant increase in the number of data center and customer support personnel, non-cash expense of $680,000, increased telecommunication and internet connection costs of $590,000, and increased consulting fees of $462,000. The non-cash expense largely relates to deferred expenses associated with our strategic relationships with Microsoft and Network Solutions. The increase in cost of revenue as a percentage of revenue was partially attributable to our incurring these costs in anticipation of growth and in advance of revenues. We anticipate that costs of revenues will increase in absolute dollars but decline as a percentage of revenues as we continue to grow, expand our facilities and achieve a more cost-effective scale of operations.

Sales and marketing

    Sales and marketing expenses increased $8.7 million to $11.1 million, or 118% of revenues, during the three months ended September 30, 2000 from $2.4 million, or 92% of revenues, during the three months ended September 30, 1999. This increase was due mainly to a $1.2 million increase in salary expense from a higher number of sales personnel and a $7.1 million increase in advertising expense. As we continue to grow, we expect our sales and marketing expenditures to increase in absolute dollars but expect only limited changes as a percentage of revenue in 2000, thereafter we expect sales and marketing costs to decline as a percentage of revenue.

General and administrative

    General and administrative expense increased $3.9 million to $6.8 million, or 72% of revenue, during the three months ended September 30, 2000 from $2.9 million, or 111% of revenue, for the three months ended September 30, 1999. The main factors contributing to this increase include an increase in salary expense of $2.2 million, a $189,000 increase in rent and a $360,000 increase in consulting and professional fees. The non-cash charges largely relate to amortization of deferred compensation arising from stock options granted to employees and consultants. We expect significant increases in our general and administrative expenses in absolute dollars in the future to support a higher level of operations.

    We recorded non-cash stock compensation expense of $889,000 during the three months ended September 30, 2000 in connection with the grant of stock options to employees. During the nine months ended September 30, 2000 we granted options to purchase shares of our common stock to employees at exercise price below fair market value. We recorded deferred compensation expense of approximately $7.7 million to additional paid in capital, which will be amortized over the vesting period of the options, which is generally three years.

Depreciation and amortization

    Depreciation and amortization expenses increased $1.8 million to $2.0 million, or 21% of revenues, during the three months ended September 30, 2000 from $264,000 during the three months ended September 30, 1999, as a result of our investment in a new data center in Atlanta.

Interest income (expense), net

    Interest income (expense), net consists primarily of interest income on our cash and cash equivalent balances and interest expense on our capital lease obligations. Interest earned on our cash and cash equivalents increased $1.1 million during the three months ended September 30, 2000 from $30,000 during the three months ended September 30, 1999. This increase was primarily due to the closing of the completion of an initial public offering on July 25, 2000, which resulted in higher cash balances available for investment. During the three months ended September 30, 2000 we incurred interest expense in the amount of $612,000 on capital lease obligations.

Income taxes

    No provision for federal income taxes has been recorded as we have incurred net operating losses from inception through September 30, 2000. We have recorded a valuation reserve for all our net deferred tax benefit in the three month periods ended September 30, 2000 and 1999 due to uncertainty that we will generate sufficient taxable income during the carry forward period to realize the benefit of our net deferred tax asset.

Net Loss

    Our net loss increased $13.2 million to $18.1 million during the three months ended September 30, 2000 from $4.9 million during the three months ended September 30, 1999. Our net loss increased mainly as a result of increased cost of revenues, sales and marketing, and general and administrative expense. These increases were partially offset by an increase in revenue of $6.8 million to $9.4 million during the three months ended September 30, 2000 from $2.6 million during the three months ended September 30, 1999.

Comparison of the Nine Months Ended September 30, 2000 and 1999

Revenues

    Our revenues increased $18.6 million, or 352%, to $23.9 million during the nine months ended September 30, 2000 from $5.3 million during the nine months ended September 30, 1999. This increase was mainly due to the growth of our business and number of customers served. The number of customer accounts increased from 19,822 at September 30, 1999 to 47,578 at September 30, 2000. During the nine months ended September 30, 2000 and 1999, we derived 62% and 80% of revenues from our shared services, 23% and 8% of revenues from dedicated services and 15% and 12% of revenues from applications hosting and professional services, respectively.

Cost of revenue

    Our cost of revenue increased $18.4 million to $22.4 million, or 94% of revenue, during the nine months ended September 30, 2000 from $4.0 million, or 76% of revenue during the nine months ended September 30, 1999, due to the growth of our business and related expenses, including increased salary costs of $8.3 million related to additional systems and customer support personnel, increased telecommunication and Internet connection costs of $2.1 million, higher lease expense of $1.6 million and increased license fee payments of $1.5 million. We expect our cost of revenue to continue to increase in absolute dollars as we increase capacity to meet customer demand.

Sales and marketing

    Sales and marketing expenses increased $23.3 million to $28.1 million, or 118% of revenues, during the nine months ended September 30, 2000 from $4.8 million, or 90% of revenues during the nine months ended September 30, 1999. This increase was a result of a $2.9 million increase in salary expense due to an increase in the number of sales personnel at higher compensation levels and increased placement of advertising of $19.6 million.

General and administrative

    General and administrative expense increased $11.7 million to $17.4 million, or 73% of revenue, during the nine months ended September 30, 2000 from $5.7 million, or 108% of revenue, during the nine months ended September 30, 1999. This increase was mostly due to increased salary expense of $5.6 million, increased consulting and professional fees of $592,000 and travel costs of $435,000.

Depreciation and amortization

    Depreciation and amortization expenses increased $3.1 million to $3.7 million, or 16% of revenues, during the nine months ended September 30, 2000 from $571,000 during the nine months ended September 30, 1999, as a result of our investment in a new data center in Atlanta.

Interest income (expense), net

    Interest income, net consists of interest income on our cash balances less interest expense on our capital lease obligations. Interest earned on our cash and cash equivalents increased $1.8 million during the nine months ended September 30, 2000 from $33,000 during the nine months ended September 30, 1999. This increase was mainly due to the closings of private placements of preferred stock in December 1999, March 2000 and May 2000, and the completion of the initial public offering in July 2000, which resulted in higher cash balances available for investment. During the nine months ended September 30, 2000 and 1999 we incurred interest expense of $1.0 million and $51,000, respectively, on capital lease obligations.

Income taxes

    No provision for federal income taxes has been recorded as we have incurred net operating losses from inception through September 30, 2000. We have recorded a valuation reserve for all our net deferred tax benefits due to uncertainty that we will generate sufficient taxable income during the carry-forward period to realize the benefit of our net deferred tax asset.

Net Loss

    Our net loss increased $37.1 million to $46.9 million during the nine months ended September 30, 2000 from $9.8 million during the nine months ended September 30, 1999. Our net loss increased mainly as a result of increased cost of revenues, sales and marketing, and general and administrative expense. These increases were partially offset by an increase in revenue of $18.6 million to $23.9 million for the nine months ended September 30, 2000 from $5.3 million for the nine months ended September 30, 1999.

Liquidity and Capital Resources

    We have financed our operations to date mainly through public and private equity placements and capital leases from vendors. At September 30, 2000 we had an accumulated deficit of $66 million and unrestricted cash and cash equivalents of $79 million. This balance of cash and cash equivalents is largely the result of our completion of an initial public offering on July 25, 2000 which raised net proceeds of $53 million and by our raising $28.5 million from the sale of 2,375,000 shares of common stock to three investors on July 26, 2000.

    During the nine months ended September 30, 2000 and 1999, we used cash to fund operations of $23.6 million, and $606,000, respectively. The increase in cash used in operations was due mainly to working capital requirements and net losses, offset by increases in accounts payable, deferred revenue and accrued expenses. Net cash used in investing activities was $28.4 million and $2.9 million for the nine months ended September 30, 2000 and 1999, respectively, and is comprised mainly of equipment purchases of $26.5 million and $2.4 million, respectively. Net cash provided by financing activities was $106.0 million and $6.3 million during the nine months ended September 30, 2000 and 1999, respectively, and is related mainly to the sale of our Series A preferred stock in private placements and common stock in the initial public offering, as well as borrowings under capital leases. Total borrowings under our capital lease obligations as of September 30, 2000 were approximately $13.1 million.

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

    On January 28, 2000, we issued a warrant to purchase up to 376,920 shares of our common stock to Road Runner whose cable affiliates include Time Warner, Media One, and Cox Communications, in connection with a co-marketing agreement. Of the shares subject to this warrant, 108,000 vested immediately upon the execution of our co-marketing agreement and the balance vest in equal installments on September 30, 2000, December 31, 2000 and December 31, 2001, subject to performance criteria. In January 2000, we recorded expense of $654,000 associated with the vested portion of the warrant. We will record additional expense to cost of revenue in the future based on the fair value of the portion of the warrant that has been earned and that vests in each period based on meeting the performance criteria. We do not have any further financial obligations to Road Runner during the term of the co-marketing agreement.

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

    On May 8, 2000 we entered into a stock purchase agreement with a subsidiary of Bell Atlantic Corporation. In connection with this financing transaction, we issued 1,199,999 shares of Series A preferred stock to Bell Atlantic, at a purchase price of $8.33 per share, for total proceeds of $10 million. As a result of this sale of preferred stock at a conversion price below the fair market value, determined as of May 8, 2000 to be equal to $12.00 per share of common stock, we recorded a preferred stock dividend of approximately $4,404,000. The net income applicable to common shareholders in our statement of operations has been adjusted to reflect the dividend. In addition, under the stock purchase agreement on July 28, 2000, Verizon invested an additional $15 million in the Company and we issued 1,250,000 shares of common stock at a purchase price of $12.00 per share.

    Additionally, on May 8, 2000 the Company entered into a non-binding letter of intent with Verizon to enter into a business relationship. The non-binding letter of intent indicated that the parties would work to complete final versions of a marketing channel relationship agreement and a service provider agreement. On October 11, 2000, the parties executed final versions of these agreements. These agreements provide for Verizon to promote and co-brand the Company's products and services. The term of the agreements is three years and the Company will pay to Verizon 12.5% of any revenue received from customers with whom Verizon originates contact. The Company will record this amount as an offset to revenue in the income statement. In return for access to Verizon's customer base and for other consideration, the Company issued to Verizon a warrant to purchase 3,132,000 shares of common stock at an exercise price of $18 per share. The warrant will be exercisable for three years. The Company has measured the fair value of warrants issued using the Black-Scholes pricing model as $4,885,000 and will record this value as deferred expense to be amortized over the 3 year term of the agreements starting in the fourth quarter of 2000.

    We are pursuing an aggressive internal growth strategy that we anticipate will require significant additional funding before we begin to generate positive cash flow. We believe that our current cash and cash equivalent balances will be sufficient to fund execution of our current business plan through the end of 2001. However, the execution of our business plan may require additional capital to fund our operating losses, working capital needs, sales and marketing expenses, lease payments and capital expenditures. In view of future expansion plans, we will consider our financing alternatives, which may include the incurrence of debt, additional public or private equity offerings, or an equity investment by a strategic partner. Actual capital requirements may vary based upon the timing and success of the expansion of our operations. Our capital requirements may also change based upon technological and competitive developments. In addition, several factors may affect our capital requirements:

    o demand for our services or our anticipated cash flow from operations being less than expected;

    o our development plans or projections proving to be inaccurate;

    o our engaging in strategic relationships or acquisitions; and

    o our acceleration of, or otherwise altering, the schedule of our expansion plan.

    At September 30, 2000 we have made commitments of approximately $1.7 million in capital expenditures outstanding for expanded network and facilities. The expansion of our network and facilities began in 1999 and will be completed during the second quarter of 2001. The assets were classified as construction in progress as of December 31, 1999 and September 30, 2000. On May 15, 2000, we executed a loan agreement in the amount of $3.0 million to finance a portion of these capital expenditures. The loan is secured by the related assets, bears interest at 16.1% per year and has a three year term.

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

    We have experienced operating losses and negative cash flows from operations in each quarterly and annual period since we began operations as a web hosting business in 1997. As of September 30, 2000, our accumulated losses since September 17, 1997 have amounted to approximately $48.0 million. We had net losses of $18.1 million and $46.9 million for the three month and nine months ended September 30, 2000, respectively. While our revenues have grown in recent periods, future growth will depend upon the success of our expansion plans. In connection with our expansion plans, we anticipate making significant investments in sales, marketing, technical and customer support personnel, as well as in our data centers and related equipment. As a result of our expansion plans, we expect our net losses and negative cash flow from operations to continue for the foreseeable future.

We may not effectively execute our strategy and as a result, others may seize the market opportunity that we have identified.

    If we fail to execute our strategy in a timely or effective manner, our competitors may be able to seize the opportunity we have identified to address web hosting needs of small and medium-sized businesses. Our business strategy is complex and requires that we successfully and simultaneously complete many tasks, and the failure to complete any one of these may jeopardize our strategy as a whole. Execution of our strategy may be more difficult because our management team has worked together for less than nine months. In order to be successful, we will need to:

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

    The international market for web site and applications hosting and management services is unproven, and we may not be able to market, sell and provide our services successfully to small and medium-sized businesses outside the United States. In addition, our particular approach to providing hosting services is unproven in international markets and may not be successful outside the United States. During the nine months ended September 30, 2000, we derived approximately 8.9% of our revenues from customers located outside the United States, and we are seeking to expand our presence overseas. In April 2000, we opened a sales and support center in Amsterdam as part of our plan to expand our European operations. Our continued success depends in part on expanding our international customer base.

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

    We are currently experiencing a period of rapid expansion of our customer base. In addition, the number of our employees increased from 17 on March 31, 1998 to 589 on September 30, 2000. This growth has placed and, if it continues, will place a significant strain on our financial, management, operational and other resources. In addition, we must manage relationships with a growing number of third parties as we seek to complement our service offerings and increase our indirect sales efforts. Our management, personnel, systems, procedures and controls may not be adequate to support our existing and future operations. Our ability to manage our growth effectively will require us to continue:

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

    We are currently experiencing rapid growth and intend to continue expanding. Since beginning our operations as a web hosting business in September 1997, we have grown to 589 employees as of September 30, 2000. We believe that we will need to hire approximately 200 additional personnel in all areas of our business over the next 12 months. Our future success will also depend on our ability to attract, train, retain and motivate highly qualified technical, marketing, sales and management personnel. Competition for qualified personnel among Internet-related businesses is intense, and we may not be able to attract and retain key personnel.

If our management team, which has worked together for only a brief time, is unable to work together effectively, we may not be able to implement our plans successfully.

    During the nine months ended September 30, 2000 we have hired key employees and officers, including our Executive Vice President and Chief Financial Officer, Senior Vice President -- Sales, Marketing and Business Development, General Counsel, Chief Technical Officer, and Chief Information Officer. As a result, our management team has worked together for only a brief time. Our success depends in significant part upon the continued services of our senior management personnel. Any of our officers or employees can terminate his or her relationship with us at any time. We currently have employment agreements with only our most senior management personnel and we carry key-man life insurance only for our President and Chief Executive Officer.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      None

Item 2. Changes in Securities and Use of Proceeds.

(a)   Shareholder Rights Plan

      On July 12, 2000, our board of directors approved a rights agreement with SunTrust Bank as rights agent. This summary is not a full description of the rights agreement or the terms of the rights. For a more complete description, please read the rights agreement, dated as of July 12, 2000, between the Company and SunTrust Bank, filed as Exhibit to our Registration Statement on Form S-1 (File No. 333-32556).

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

(b)   Private Stock Offerings

      On July 26, 2000 the Company issued 2,375,000 shares of common stock to three investors for a purchase price of $28.5 million.

      These sales were deemed to be exempt from registration under the Securities Act in reliance on section 4(2) of the Securities Act as transactions by an issuer not involving a public offering.

(c)   Initial Public Offering

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

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders.

      None

Item 5. Other Information

      On September 19, 2000 Nicholas Farsi joined the Company as its Senior Vice President and Chief Information Officer.

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits:

      27 Financial Data Schedule.

(b)   Reports on Form 8-K:

      None

-------------------

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 INTERLAND, Inc.


Dated: October 31, 2000         By: /s/ David N. Gill
                                    --------------------------------------------
                                    David N. Gill, Executive Vice  President -
                                    Chief  Financial Officer
                                    (Principal Financial and Accounting Officer
                                    and Authorized Officer)