Form 10-K405
period 2000-12-31
INTERLAND INC
filed 2001-03-16
CIK 1085586

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the fiscal year ended December 31, 2000

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

           For the transition period from ___________ to _____________

                        Commission file number: 000-31111

                                 INTERLAND, INC.
                                 ---------------
             (Exact name of registrant as specified in its charter)

              Georgia                                 58-1632664
     (State of incorporation)          (I.R.S. employer identification number)

            303 Peachtree Center Avenue, Suite 500, Atlanta, GA 30303
               (Address of principal executive offices) (Zip Code)

       Registrant's Telephone Number, Including Area Code: (404) 720-8301

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, Par Value $.001 Per Share
                         Preferred Stock Purchase Rights

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Aggregate market value of Common Stock held by non-affiliates as of February 15, 2001: $51,993,657

               Number of shares of Common Stock outstanding as of
                         February 15, 2001: 47,348,585

                       DOCUMENTS INCORPORATED BY REFERENCE

      The following documents (or portions thereof) are incorporated by reference into the Parts of this Form 10-K noted:

      Part III incorporates by reference from the definitive proxy statement for the Registrant's 2001 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

                                 INTERLAND, Inc.
                                TABLE OF CONTENTS

--------------------------------------------------------------------------------

PART  ITEM 1.  BUSINESS ...................................................    3
 I    ITEM 2.  PROPERTIES .................................................   19
      ITEM 3.  LEGAL PROCEEDINGS ..........................................   19
      ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ........   19
               EXECUTIVE OFFICERS OF THE REGISTRANT .......................   19

--------------------------------------------------------------------------------

PART  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
 II            SHAREHOLDER MATTERS ........................................   22
      ITEM 6.  SELECTED FINANCIAL DATA ....................................   23
      ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS ........................   24
      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK ................................................   38
      ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ................   39
      ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE ........................   39

--------------------------------------------------------------------------------

PART  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .........   40
III   ITEM 11  EXECUTIVE COMPENSATION .....................................   40
      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT .................................................   40
      ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .............   40

--------------------------------------------------------------------------------

PART  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
IV             ON FORM 8-K ................................................   41
      EXHIBITS ............................................................   41
      SIGNATURES ..........................................................   44

      The statements contained in this Annual Report on Form 10-K that are not historical facts are "forward-looking statements" (as such term is defined in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are typically identified by the use of terms such as "may," "will," "expect," "intend," "anticipate," "estimate" and similar words, or by discussions of strategy that involve risks and uncertainties, although some forward-looking statements are expressed differently. You should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including without limitation, changes in external competitive market factors, changes in our business strategy or an inability to execute our strategy, changes in the hosting industry, changes in the economy in general and changes in the use of the Internet. We cannot guarantee future results, levels of activity, performance or achievements. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including those set forth in the section entitled "Factors Affecting Future Operating Results." You are cautioned not to place undue reliance on any forward-looking statements contained in this report. All written and oral forward-looking statements made in connection with this Annual Report on Form 10-K that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the "Factors Affecting Future Operating Results" and other cautionary statements included herein. We disclaim any obligation to update information contained in any forward-looking statement. We undertake no obligation to publish the results of any adjustments to these forward-looking statements that may be made to reflect events on or after the date of this report or to reflect the occurrence of unexpected events.

                                     PART I

ITEM 1. BUSINESS

Overview

      Interland provides a broad range of Web and applications hosting and other related Web-based business solutions specifically designed to meet the needs of small to medium-sized businesses. Since beginning operations as a Web hosting business in September 1997, we have experienced growth in the number of our customer accounts and revenue. The following are among the key factors that we believe will continue to drive our growth:

      o A broad and expanding range of high quality services designed to enable us to provide one-stop shopping for the specific hosting and related needs of small to medium-sized businesses. Our goal is to deliver a bundle of services that not only meets a customer's needs today, but that also can easily and seamlessly be augmented to provide greater capacity and functions to address the customer's growing needs in the future. In so doing, we expect to maintain our high customer retention rate, while continuing to increase our average revenue per customer.

      o Key strategic relationships with Microsoft, Verizon, and VeriSign, all of which have made equity investments in Interland. In addition we have a private label distribution relationship with Road Runner. We also have strong business relationships with leading technology providers including Cisco, Cobalt Networks, Compaq, Hewlett-Packard, Red Hat, Internet Security Systems, Systar, BMC Patrol, Veritas, and Open Wave.

      o A state-of-the-art data center that provides a secure operating environment and facilitates the delivery of high quality and reliable services. In addition, because our current data centers are located in close proximity to the major access points of our Internet connectivity providers, we are able to provide our customers with greater data speeds while we enjoy lower overall connectivity costs.

      o An experienced, direct sales force that is motivated to meet quotas, trained in consultative selling and skilled in assessing the needs of small and medium-sized businesses. Once a customer makes contact with an Interland salesperson, that salesperson is the primary ongoing contact for the customer. Through a continuing dialogue, the salesperson assesses the customer's needs and works with the customer to create tailored solutions. The salesperson will continually monitor the customer's account to proactively offer additional products and services as the customer's needs change and expand. In addition, we also have created a growing network of resellers who provide us with a highly effective distribution channel for our services. Our current largest private label reseller is Road Runner, whose cable affiliates include AOL Time Warner. Under our exclusive private label agreement with Road Runner, we have agreed to provide Web hosting services to the customers of Road Runner under Road Runner's name.

      o Our proprietary customer management system that allows our salespeople, during the order process, to activate a Web site or provide other services for a customer in real time. This system also supports and integrates our internal functions such as customer relationship management, automatic provisioning of servers, and administration of accounts, billing and reporting. We believe these systems allow us to activate and support our customers at a lower cost compared to our competitors, and enables us to sell additional and more complex services to our existing customer base.

      o Experienced customer service and technical support teams that are trained in support procedures and skilled in assessing and resolving customer issues. These teams are trained to escalate service issues and work with the customer to resolve technical issues associated with Interland services. The team is also trained to redirect technical calls that are beyond its scope of service to the appropriate software and hardware vendors.

The Industry

The Internet

      The Internet continues to experience significant growth. International Data Corporation (IDC) estimates that the number of Internet users world-wide will grow from approximately 239.6 million at the end of 1999 to 602.4 million by the end of 2003. This represents a compound annual growth rate of 25.9%. The number of Internet users in the United States is predicted to increase from approximately 101.5 million at the end of 1999 to 197.2 million by the end of 2003, a 18.1% compound annual growth rate.

      One of the many reasons for the overall growth in Internet users has been the rapid emergence of the Internet as a global business-to-business and business-to-consumer commerce medium. Since the commercialization of the Internet in the early 1990s, businesses have rapidly established Web sites as a means to expand customer reach and improve communications and operational efficiency. As businesses become more familiar with the Internet as a communications and commerce platform, an increasing number of businesses have begun to implement more complex and critical applications over the Internet. These applications include sales, customer service, customer acquisition and retention programs, communication tools such as e-mail and messaging, and business-to-business and business-to-consumer e-commerce.

      The increasing reliance on the Internet and the growing complexity of Web sites and the number of functions available on Web sites has made the management and maintenance of Web sites an increasingly complex task. As a result, many businesses, particularly small and medium-sized businesses, have elected to contract with third parties for the implementation and management of their Web sites. We believe that the practice of contracting with third parties to provide key services, also known as outsourcing, can provide a business with a number of benefits including:

      o     lower start-up and operating costs;

      o     faster time to market;

      o     access to scarce, highly skilled information technology employees;

      o     greater security and reliability; and

      o     less attention diverted from a company's core business activities.

Web Hosting Market

      IDC predicts that the United States market for Web hosting will grow from $3.96 billion in 2000 to $24.8 billion in 2004, representing a compound annual growth rate of 58.2%. According to IDC, the Web hosting market will grow as more businesses grasp the full potential of Web-based opportunities. IDC estimates that in 1999 only 27% of U.S. businesses had Web sites, and small businesses, those with less than 100 employees, had the lowest levels of Web site penetration at 26%, compared with 84% for medium-sized and 89% for large businesses. Of the 26% of small businesses with Web sites at the end of 1999, approximately 58% outsourced the hosting of their site. By 2004, it is estimated that 64% of small businesses will have Web sites, and 82% of these will be hosted with Web hosting firms.

      In addition, IDC estimates that small businesses made up the majority of Web hosting revenues accounting for 58% of the total Web hosting market in 2000 in the U.S., and IDC predicts this percentage will grow to 62% by 2004, at which time small businesses are projected to account for $15.3 billion of the total $24.8 billion U.S. Web hosting market. IDC also predicts that the small business segment of the market will grow at a compound annual growth rate of approximately 60.6% between 2000 and 2004, versus 53.7% for medium and 59.4% for the large business segments.

According to IDC, at the end of 1999 only 26% of all small businesses in the U.S. had Web sites. IDC predicts that by the end of 2004, the number of small businesses in the U.S. will grow to 8.3 million, 64% of which are estimated to have Web sites.

Applications Hosting Market

      Applications hosting enables software applications to be deployed, managed, supported and upgraded from an applications service provider's centrally located servers, rather than on individual desktop computers. Applications service providers typically rent software applications over the Internet to customers for a monthly fee. Advantages of applications hosting to customers include reduced upfront capital expenditures, lower operating costs and faster applications implementation. Due to these advantages, the applications hosting market is growing rapidly. Forrester Research, Inc. projects that the applications services market will grow to over $11.3 billion in 2003 from less than $1 billion in 1999 and those e-commerce applications will account for 42% or $4.7 billion of this market in 2003. In particular, Forrester predicts that the application services market for small businesses will grow to over $3.8 billion in 2003 from $316 million in 1999 while the market for medium-sized businesses will grow to over $6.6 billion in 2003 from $562 million in 1999. According to Forrester, smaller companies anticipating explosive growth grasp the benefits of working with a third party that can scale with their changing application needs. Furthermore, applications hosting gives smaller firms the flexibility to acquire and upgrade new apps every couple of years without paying high acquisition costs associated with buying them, and provides them with access to shared infrastructure and ongoing support for additional cost savings. Forrester also projects that 22% of all U.S.-based applications revenue will flow through applications service providers in 2003.

Managed Services

      Managed services is the management of the hardware, software, network, systems operations, Web site and applications monitoring within a data center. These services are designed to be utilized in conjunction with a dedicated server solution and can include an array of service offerings including security, system backup and recovery, system administration, as well as system monitoring and reporting services. According to Forrester Research, in 2000 the managed services market was approximately $1.6 billion, and Forrester predicts that it will grow to $17.8 billion in 2004.

Current Market Fragmentation

      Web hosting, managed services, and applications hosting markets today are fragmented and consist of the following types of providers:

      o small Web hosting providers who do not have the capital, resources and focus to develop and offer a broad selection of high quality services and support at competitive prices;

      o large providers whose core service offerings tend to be geared toward large businesses or only toward those businesses which seek to implement or maintain the most complex types of Web sites;

      o national and local Internet service providers or ISPs whose core business focus centers around the provision of Internet connectivity rather than hosting; and

      o Web design and consulting firms for which hosting is not their core expertise.

Our Opportunity

      We believe that small to medium-sized businesses, while representing a large and rapidly growing segment of the market, have traditionally been underserved by Web and applications hosting companies. For a number of small and medium-sized businesses, many of who do not have internal technical resources dedicated to Internet services, establishing a presence on the Internet and realizing the various benefits of the Internet has proven to be a complicated and time consuming task. In addition, many small and medium-sized businesses have not had access to the type and quality of Internet-based services that larger, more sophisticated companies currently enjoy. We therefore believe that a significant market opportunity exists for us to deliver a comprehensive and easy-to-use suite of services designed to address the specific needs of the small and medium-sized business customer.

Our Solution

      We are dedicated to providing small to medium-sized businesses with a comprehensive suite of services, which enables them to quickly, easily and affordably capitalize on the benefits of the Internet. The key elements of our solution include:

      o a broad array of high-quality Web and applications hosting, managed services and other related services;

      o     solutions which are affordable, quick to deploy, and easy to use;

      o     state-of-the-art security and reliability; and

      o personalized customer service and technical support that is available 24 hours a day, seven days a week.

Our Strategy

      Our goal is to become the leading provider of Web and applications hosting, managed services and other related business solutions to the small and medium-sized business market. Our strategy for achieving our goal is comprised of the following key components:

Provide a Broad Range of Services on Multiple Operating Systems

      A key element of our growth to date has been our ability to provide and support a wide variety of hosting services on multiple hardware and software platforms. Currently, we have three key service areas comprised of shared hosting, dedicated hosting and managed services, and applications hosting and consulting services. Within these service categories, we believe we have a solution which can effectively address the Web hosting and related needs of most small and medium-sized businesses, both now and as their needs evolve and expand. For example, many of our customers may outgrow the capabilities of shared hosting services and may ultimately need a dedicated server and managed services. When this need arises, we are able to provide this service for them with relative ease. In addition, a business that begins a relationship with us as a dedicated hosting customer may desire access to the applications we host or the managed and e-commerce services we provide. We intend to continue to provide additional services in order to better serve our existing customers and further enhance our ability to attract new customers. We have also developed the technical expertise to provide our services on multiple operating systems, including Microsoft Windows 2000 and NT and Red Hat Linux. We can therefore offer our customers additional flexibility in deploying their Web sites and applications. In short, our goal is to ensure that a customer or potential customer need never look beyond Interland to fulfill any hosting or e-commerce need.

Expand Sales Capabilities and Distribution Channels

      We intend to grow our revenue through the continued expansion of our sales and distribution channels. Our sales efforts currently occur through a number of channels, including our direct sales force, active resellers and strategic relationships we have developed. We will expand all of these efforts. Specifically, we will continue to hire new sales employees for our internal direct sales efforts. The Company also introduced an outside sales force focused on higher- value solutions. This group utilizes a direct sales approach to identify and close higher-valued sales of more complex Web hosting solutions. To complement our direct sales efforts, we will also distribute our services through a network of over 100 active resellers. These resellers typically offer our services under the Interland brand name to their existing and new customers and retain responsibility for most of their clients' customer service needs. We believe this reseller network, which accounted for 16% of our revenue for the year ended December 31, 2000, is a highly effective distribution channel for our services with minimal cost to us. Some of our most valued resellers offer our services under their own private label brand names. We will also continue to seek strategic relationships that enable us to reach new customers. For example, our marketing arrangements with Microsoft, VeriSign, and Verizon allow us to introduce our services to potential customers that we might not otherwise reach. All of these efforts should increase the exposure of our service offerings to potential customers.

Take Advantage of Innovative and Proprietary Technology

      We have developed proprietary technology that assists in our customer support efforts and our internal processes. One of the internally developed tools provides an auto-provisioning function that allows our customers to alter their sites through the Internet without having to contact us. We have also developed a platform for complex Web sites that allow our customers to incorporate sophisticated Internet functions into their Web sites easily, including e-commerce, merchant capabilities, on-line transactions and e-mail. We believe these technologies help us attract and support our customers at a lower cost compared to our competitors. Our integrated customer manager system supports our internal processes with features such as customer relationship management, automated installation and provisioning of services, administration of accounts, billing, and reporting. We also use these tools to offer additional services to our existing customer base. We will continue to develop specialized technology and systems to give us advantages in delivering quality and price competitive services to our customers.

Pursue Additional Strategic Alliances and Relationships

      We will continue to pursue strategic alliances that will enable us to expand our services, our technological capabilities and our customer base and to reduce the cost of customer acquisition. In December 1999, we entered into a license development and an applications services agreement with Microsoft. In January 2000, we entered into an agreement with Road Runner to provide Web hosting services for the cable customers of its affiliates. In March 2000 we entered into a premier program agreement with VeriSign. In October 2000 we entered into co-marketing and service provider relationships with Verizon. We intend to seek additional opportunities like these as well as to explore possible acquisitions.

Our Services

      We offer an integrated suite of Web and applications hosting and related business services designed to specifically address the needs of small and medium-sized businesses. These services include:

      o     shared hosting;

      o dedicated hosting and managed services (including high availability hosting);

      o     applications hosting; and

      o     consulting services.

During the year ended December 31, 2000, we derived 60.6% of revenues from our shared services, 25.1% from dedicated services and 14.3% from applications hosting and consulting services.

Shared Hosting

      Shared hosting services are entry-level service plans designed for Web sites with relatively low volumes of traffic. Our shared hosting packages minimize the cost for customers by providing hosting services for multiple customers on a single shared server, spreading the cost of the service over many users. Shared hosting is particularly attractive to small to medium-sized businesses looking to build their Web presence. Our shared hosting service plans also include many standard features and more complex options for database support, e-commerce support, multi-media services and extensive e-mail support. The large majority of our customers currently use our shared hosting services. Our intention is to reassess continually the needs of our shared hosting customers and, when appropriate, to encourage them to add capacity and the ability to provide additional functions to their Web sites by migrating to dedicated and high availability hosting and managed services.

Dedicated Hosting and Managed Services

      Dedicated hosting services are designed for customers with complex requirements and high traffic volumes. Web sites on dedicated servers typically have database driven content that requires multiple applications and database servers to operate. Our dedicated service plans provide each customer with a complete Web site hosting solution including all of the hardware, software, network equipment and support necessary to run the Web site. These service plans offer a number of advantages to our customers in addition to those received in our shared hosting packages, including:

      o capacity -- the customer receives greater processing and storage resources;

      o reliability -- the customer's Web site is located on its own server reducing the possibility of server related difficulties;

      o flexibility -- we can custom configure a specific customer's server or servers to optimize performance and enhance security; and

      o speed -- dedicated servers can reduce response time and increase processing speed of the customer's Web site, allowing for faster access to the Web sites information and services and an improved experience for the end-user.

      We also offer our high availability, dedicated services to customers whose Web sites typically require sophisticated databases for critical application needs or typically experience high user traffic volumes. This service allows customers to use multiple servers and is designed to allow our customers' applications to continue operating in the event of a server failure. The use of multiple servers therefore provides enhanced reliability and performance to our customers so that they may securely and efficiently distribute Web site content and related data. Our high performance, high availability dedicated hosting service plans provide each customer with hardware, software, network equipment and high-end customer support necessary to run the Web site.

      In October 2000 we began offering managed services including system administration, data backup and recovery, and network monitoring. These services complement our dedicated hosting plans and are utilized by customers that choose high performance Web hosting that is fully managed by Interland. Some of these managed services agreements are backed by service level agreements (SLAs) relating to the overall uptime and availability of a customer's Web site.

      As our customer base continues to migrate from shared hosting to more sophisticated, higher margin services such as dedicated hosting, we believe our average revenue per customer will continue to increase.

Applications Hosting

      Our applications hosting services allow our customers to outsource to us the deployment, configuration, hosting, management and support of various software applications. Our applications hosting services allow our customers to deploy a software application more quickly and with reduced up-front costs. In addition, many small and medium-sized businesses do not have the internal technical resources to support multiple software applications. We therefore believe that outsourcing these functions to us is a desirable and increasingly preferred alternative for these businesses. The types of applications we host for our customers include collaboration tools, business tools, mail-service tools, and e-commerce applications. Currently, the applications we host consist mainly of Microsoft Exchange Server, Office Server Extension and various e-commerce and security products.

Consulting Services

      Our consulting and professional services provide assistance to customers with unique requirements. These services include:

      o Web site design and re-modeling or enhancement of existing sites to optimize performance;

      o     e-commerce enabling;

      o     system configuration and integration; and

      o     provisioning of customized applications.

      Our consulting engagements typically range from a few hours to a few days depending upon the complexity of the services needed. Because many of our customers are new to the Internet, we believe these services are critical to the success of our customers and are necessary for us to be a complete hosting services provider. We bill most of the services on an hourly basis that we pre-package and price in standard blocks.

Pricing

      We sell our services under contracts that typically range from three months to two years in length for shared servers. We typically require payment for the full contract amount at the initiation of the service. Our Web site hosting offerings and prices for new installations as of February 15, 2001 are generally described in the table below.

Service Type                    Service Level                       Set-up Fee               Monthly Fee (1)
------------                    -------------                       ----------               ---------------
Shared Hosting Services         Microsoft:
                                TrueBasic                           $49.95                   $27.95
                                TrueAdvantage                       $49.95                   $55.95
                                TrueBusiness                        $49.95                   $105.95
                                Unix
                                TrueBasic                           $49.95                   $22.95
                                TrueAdvantage                       $49.95                   $49.95
                                TrueBusiness                        $49.95                   $99.95
                                Enterprise Plan                     $349.95-$699.95          $399.95
Dedicated Hosting Services      Basic Business                      $599.00-$699.00          $499.95
                                Select Business                     $699.00-$899.00          $799.95
                                Corporate Business                  $1,199.00-$1,399.00      $999.95
                                Corporate Business Plus             $2,299.00-$2,499.00      $1,499.95
                                Advanced Business                   $2,799.00-$2,999.00      $2,799.95
Managed Services                Managed Web Services                $350-525                 $599-$899.00
                                Managed Database Services           $1,199                   $1,199
                                Managed Web & Database Services     $1,999                   $1,999
High Availability Services      High Availability Silver            $3,499.00-$6,599.00      $3,999.00-$7,599.00
                                High Availability Platinum          $14,599.00-$17,599.00    $15,599.00-$18,599.00


(1) The monthly fees listed above are for short-term contracts. We typically offer our customers discounts for longer-term contracts.

      Our applications hosting services are also provided on a monthly basis. The fees for these services vary depending on the applications being provided.

      To further simplify the purchasing process for our customers, we describe all Web hosting service plans, including features and prices, on our Web site. This enables our customers to evaluate the various service offerings before contacting one of our sales representatives, which in turn shortens our selling cycle, reduces our customer acquisition costs and ultimately enhances customer satisfaction by making readily available the necessary technical and business information for choosing the appropriate service level. We upgrade our Web site regularly to provide more product information and enhanced purchasing capabilities for our existing and prospective customers.

Sales and Marketing

      We utilize multiple sales and distribution channels in an effort to maximize our market share. These channels include direct sales through sales professionals, indirect sales through reseller and private-label arrangements, co-marketing relationships, and other channels.

      Direct Sales

      Our direct sales efforts are carried out by three primary groups, in-bound and out-bound sales professionals, both located in Atlanta, and an outside sales force based in five regional offices.

      Inbound Sales Force

      Our in-bound sales force responds to incoming inquiries about our services. Our sales force is trained in a relationship selling methodology that allows them to better assess the needs of customers and to recommend tailored solutions. This methodology gives our customers a one-on-one consultative relationship with a sales professional in which the specific desires of the customer are appropriately addressed. As this relationship develops and our customer grows, the salesperson can assess the customer's needs and work to provide the customer with tailored services. The salesperson can also carefully monitor the customer's account to make sure that we are proactive in offering additional products and services as the customer's needs change and expand.

      Outbound Sales Force

      Our out-bound sales force generates sales leads through direct contact with potential customers. These sales specialists generate new business through telemarketing, direct mail and Internet contact. These sales specialists are also provided specific training so that they can effectively consult and sell to potential customers.

      Outside Regional Sales Force

      During the second half of 2000, we initiated the deployment of our outside sales force. This sales team focuses on selling our higher-value solutions, including dedicated hosting, high availability hosting and managed services, to customers. Currently there are five regional sales offices located in Atlanta, Chicago, Dallas, Los Angeles and New York with approximately 20 sales representatives. These sales specialists are also actively involved with managing the customer relationship through the entire Web development and building process.

      In addition to initial training, every sales specialist must attend two hours per week of on-going training. This training helps to educate all of our sales personnel about our technological advances and our latest service offerings.

Resellers and Private Label Relationships

      We currently have a network of resellers consisting of businesses including system integrators, value added hardware and software resellers, Web developers and Web consulting companies and Internet service providers. These resellers allow us to cost-effectively address a large customer audience that we could not otherwise reach. Our largest reseller is Road Runner.

Other Sales and Distribution Channels

      We also pursue sales through a number of other indirect channels, including Internet marketing, customer referrals, and industry referrals.

      Internet Marketing

      A portion of our new customers come to us through on-line registrations. Our Internet marketing sales programs offer an automated on-line sales interface to potential customers. This enables our customers to purchase services at any time from our Web site.

      Customer Referrals

      We believe that customer referrals are an excellent source of new customers. Many new customers have come to us through referrals from other customers who have had a good relationship with us. While we reward our customers for these referrals with discounts on their services, we also believe that our reputation for excellent customer service leads to many of these referrals.

      Industry Referrals

      We received many referral customers from other providers of Internet related services, including Web designers. Web designers and other Internet industry professionals who work with us on a regular basis have experience and knowledge of our services that make them a valuable source of new customers.

      Customer Manager System

      All of our sales efforts are supported by our customer manager system, a proprietary system that helps us manage our entire relationship with our customers. After a customer has initiated service with us, the customer manager system automatically provisions the service on the Web server the customer has selected, verifies correct setup, e-mails the customer its contract and service information, prints a label to mail the new customer information (including a 30 page manual), and queues the customer for future billing. All calls for customer service and any invoicing are also stored inside the customer manager system, along with usage statistics, referral information, and other pertinent customer information. The system automatically invoices, debits checking accounts and credit cards, generates late notices, initiates human follow-up calls, and cancels delinquent accounts. The system also provides us with useful information to spot troubled servers, estimate cost of customer acquisitions by advertising medium or lead source, and spot abusive users, among dozens of other reports.

Marketing

      Our product marketing team supports the direct advertising and marketing activities that we conduct. The focus of this team is to develop and launch a range of products and services that will meet our customer's needs. Product marketing activities include product strategy and definition, pricing, competitive analysis, product launch, channel program management and product life cycle management. By aligning the product marketing organization around our three key services areas, we are able to focus and deliver product and services quickly.

Key Strategic Relationships

      We have established and will continue to forge strategic relationships with leading technology providers, including major software, hardware, development and Internet marketing organizations, to enhance our products and services. These relationships enable us to more quickly gain access to innovative technologies, provide more creative solutions for our customers, and allow us to offer our customers many of the same resources that would otherwise be prohibitively expensive for them to acquire. We are also able to build upon the research and development and expertise of these companies in developing and launching new products. We therefore believe that these relationships will enable us to continue to provide our customers with the necessary tools to create, host and maintain a successful Web presence and have access to sophisticated e-commerce and applications solutions. These relationships also provide us with unique marketing and sales opportunities to customers to which we might not otherwise have access.

Microsoft Corporation

      We are a Microsoft Certified Solution Partner and are currently engaged in several initiatives with Microsoft. We recently entered into a development, license and co-marketing agreement with Microsoft. We agreed to develop software and related materials that will enable the installation of packaged hosted service on Microsoft's Windows 2000 and NT platforms and have granted Microsoft a perpetual, irrevocable license to the software. We will pay Microsoft five percent of the total gross revenues that we receive from licensing or otherwise exploiting the software for five years following Microsoft's acceptance of the software. In return, Microsoft provides us with an opportunity to be involved in beta programs and training initiatives for Microsoft's IIS program and the Windows 2000 and Exchange Server products. In addition, Microsoft has agreed to include us at trade show events. The agreement will continue until terminated by either party for cause or by Microsoft if we fail to deliver the software or related documentation. Microsoft has invested $12.5 million in our common stock and holds warrants to purchase 1,015,230 shares of our common stock at an average price of $8.43 per share.

      We have recently entered into an updated application services agreement that revises the framework under which we can obtain and license various Microsoft products. The updated agreement governs our use of Exchange Server, Officer Server Extension and other products in our hosting operations and requires us to flow-down certain licensing terms to our end-users. Under the agreement, we have a choice of paying Microsoft on a per processor or unique individual user basis for each of the covered products. The agreement has a term of two years, and expires on January 31, 2003.

VeriSign

      We have a strategic alliance with VeriSign, a leading Internet trust authority. We have are a premier partner and utilize VeriSign's domain name registration, secure socket layer digital certificate, and secure payment processing services. This relationship provides us with the ability to license access to VeriSign's domain name record servers and registry database. VeriSign promotes us as a preferred hosting partner and in return we use them as our exclusive registrar of generic top-level domain names (gTLD's). In 2000, we paid referral fees to each other when customers signed up for the other's services. Starting in January 2001, the agreement with VeriSign was amended, and the Company will pay VeriSign for domain registration services through a wholesale cost model and also has the ability to offer domain name registration services for a period of ten years. The term of the agreement is four years and will renew automatically for one-year terms.

      In addition, VeriSign has invested $10.0 million in our common stock and holds warrants to purchase 747,413 shares of our common stock at an average price of $8.70 per share.

Road Runner

      Road Runner is an affiliate of AOL Time Warner Inc. Road Runner provides high-speed Internet access through the cable television infrastructure. One of the services Road Runner offers to its customers is Web hosting. Pursuant to our agreement, Road Runner has engaged us as the exclusive provider of these services. These services are branded under the Road Runner brand, but we provide all Web hosting and support services. Road Runner is responsible for the collection of payments from its customers and pays us with respect to each of its customers. We also provide training for the sales and support representatives of Road Runner. The term of this agreement is for two years, but may be terminated by either party upon 120 days written notice. In connection with this relationship, we granted a warrant to Road Runner to purchase up to 376,920 shares of our common stock based on its achievement of performance criteria.

Verizon

      In October 2000, we entered into a business relationship with Verizon, Inc., a leading provider of communications and information services. The business relationship consists of a marketing channel relationship and a service provider relationship. Under the marketing channel relationship, we jointly market and promote a co-branded version of our products and services to some of Verizon's customers. In return for Verizon's identification of customers, we will pay Verizon 12.5% of revenue received by us under the marketing channel relationship. Under the service provider relationship, Verizon has the right to market and sell a co-branded version of our products and services to its business customers. In addition, we are the only shared Web hosting service provider with which Verizon has a co-branded marketing arrangement, other than Verizon's existing arrangements. The term of the business relationship is three years and automatically renews for three-year terms. As part of the Marketing Channel relationship, Verizon and Interland have committed $6 million towards marketing efforts over the term of the agreement. Verizon has invested $25.0 million in our common stock and holds a warrant to purchase 3,132,000 shares of our common stock at $18.00 per share.

Other Co-Marketing and Supplier Arrangements

      We have entered into a number of other co-marketing and supplier relationships. Some of these relationships include:

Co-Marketing Relationships     Supplier Relationships                Referral Relationships
--------------------------     ----------------------                ----------------------
Stamps.com                     Allaire (Software -- Cold Fusion)     International Webmasters Association
Verizon                        Cisco (Hardware)                      Small Business Alliance
VeriSign                       Sun Cobalt Networks (Hardware)        World Organization of Webmasters
Microsoft                      Red Hat (Linux platform)              SmallBusinessDepot.com
                               SoftQuad Software Inc.                International Profit Associates (IPA)
                                   (Software -- HotMetal Pro 6.0)    Online Data Corp (Merchant Accounts)
                               Miva (software - E-commerce)          Fleet Financial of Boston
                               Hewlett-Packard (Hardware)
                               Openwave Systems (Hardware/Email)
                               Veritas (Backup Software)
                               Internet Security Systems
                               (Security -- Managed Services)
                               Inex (Software -- E-commerce)
                               Webtrends (Software)
                               RealNetworks (Software)
                               Systar (Server Management Software)
                               BMC (Server Management Software)
                               MacroMedia
                               Adobe
                               Compaq
                               Worldpay
                               Software.com

      The nature of these relationships is generally to enable us to further promote our brand identity while seeking cost-effective access to a larger addressable market. Some of these relationships impose mutual minimum levels of advertising expenditure commitment.

Customers

      We began our operations in the Web solutions market in September 1997. As of December 31, 2000 we were delivering services to 86,010 customer Web sites. A large majority of our customers are located in the United States and are traditional small and medium-sized businesses. Approximately 10% of our customers are in other countries with some of them being local Internet service providers in their countries.

      The number of our customer Web sites grew from 10,611 at December 31, 1998 to 46,094 at December 31, 1999 and to 86,010 at December 31, 2000. This growth resulted from the internal development of our customer base through advertising and reseller efforts.

      We enter into contracts with shared and low-end dedicated customers, the majority of which range from three months to two years. As of December 31, 2000 we had contracts with an average length of 12.5 months and approximately 69% of our contracts have a length of at least 12 months. These contracts are typically prepaid at the time they are initiated. If the contract is canceled in the first thirty days we give the customer a full refund.

      We enter into 12 or 24-month non-cancelable contracts with our high-end dedicated customers. These contracts are typically paid on a month-to-month basis, one month in advance.

Customer Service and Support

      We believe customer service and support is critical to our future success and growth. We offer superior customer service by understanding the technical requirements and business objectives of our customers and by fulfilling their needs proactively on an individual basis. Our customer service staff is focused on direct and indirect customer service and support. We provide technical support 24 hours a day, seven days a week, 365 days a year, and have developed a customized, life-cycle support management approach to our operations.

      In servicing and supporting our customers, we utilize a number of sophisticated automated systems, including a problem resolution and trouble-ticketing system, an enterprise system-monitoring platform, sophisticated telephone system, on-line trouble management system, and workforce management system. We also conduct customer satisfaction surveys on a regular basis to help us improve our support and product offerings. We believe that our approach to customer service and our ability to respond rapidly to customer needs provides us with a significant competitive advantage.

Network and Technology Infrastructure

      We designed our high performance server network to provide superior availability and reliability for our customers' hosting operations. The network currently consists primarily of one data center in Atlanta connected by a high performance network to the Internet with our second, original data center scheduled to close in April 2001. Within the data center a virtual local-area-network provides redundant, high-speed internal connectivity.

Data Center

      Our new data center is a secure, redundant, and high-speed hosting facility. The data center is in close proximity to all major carrier network centers and is capable of supporting any of the current and future products we plan to deploy. We maintain two backup systems for each component of the hosting process ranging from backup servers to multiple access lines. Additionally, we have purchased several power generators to ensure that even in the event of a power failure, our facilities will continue to operate. Our server computer rooms have cooling and fire suppression systems. We remove all tape backups to a remote facility for storage in a fireproof facility. We also have a highly trained and experienced technical staff that continually monitors the operations of the network and servers on a 24 hours a day, seven days a week basis through our network operations center.

Customer Load Balancing

      We maintain a customer ratio on our shared servers that allows quick access to our shared customers' Web sites, even under heavy loads. More importantly, as our customer's Web sites become more interactive, our customer ratio will allow the Web server to handle the additional loads without further hardware investment. We believe that this future planning will offer significant advantages over competitors who have higher customer ratios and central processing unit utilization. We believe these competitors will have to purchase additional hardware and move customers onto multiple Web servers as the sites become more interactive, and thus more central processing unit intensive.

Proprietary Technology

      We have developed various proprietary technologies that address the back-end processing and customer interface components of our services, allowing customers to order, change and manage their Web hosting accounts easily regardless of their level of technical expertise. We designed our auto-provision technology to let customers make modifications to their sites from the Internet without having to contact one of our support staff members. For example, we provide customers with the ability to change passwords, protect specific directories, and create database sources without interacting with one of our representatives. The technology allows us to provide graphical statistics free to all customers. These statistics provide detailed reports on Web site usage, including categories such as top referring sites, number of unique Web hits, origin of Web hits, and periods of highest usage. In sum, our proprietary technology allows us to provide flexibility to our customers and help them create the services they need.

      Our proprietary technology also results in greater operational efficiency for us. We have developed innovative billing technology that simplifies the accounting process and leads to effective cash management.

Connectivity

      We utilize multiple DS-3 connections to the Internet. Our data center is provisioned directly off Packet of Sonet interconnections to the major Internet carriers. Our new facility opened in March 2000 with multiple OC3 and OC12 connections.

      We designed our high-speed network and high-speed Internet backbone to have sufficient capacity to assure that our customers' Web site traffic is processed as quickly as possible. By utilizing top tier connectivity, we are able to offer highly resilient, redundant, and high-speed connectivity between the Internet and our data center.

Location Advantage

      An important component of our connectivity is our Atlanta location. We use multiple connectivity providers, including UUnet, Sprint, Qwest, Cable & Wireless, and Digex, to prevent any single failure point.

      Our proximity to our connectivity providers provides us with several benefits. First, it enhances the connection speed to the Internet as the distance to the providers has been reduced. Second, the cost of connecting to our connection points of our major providers is minimized. Third, we are able to add capacity to our connections to Internet access providers more quickly as our needs expand. We therefore believe that our location provides us with a competitive advantage over hosting companies located in remote locations, relative to major Internet connection points. These competitors may experience delays in adding capacity to handle increased demand and will probably pay premiums to have the capacity delivered to their locations.

Network Operations Center

      We fully staff our Atlanta network operations center 24 hours a day, seven days a week with technical experts in Windows 2000 and NT and Linux operating platforms. The network operations center personnel monitor each piece of equipment, including routers, switches, and servers. The design and systems used in the network operations center allow our systems engineers and administrators and support staff to be promptly alerted to problems. We have documented procedures for rapidly resolving any technical problems that arise. The network operations center and our customer care center are fully integrated and have documented communication and escalation procedures. Our network operations center is also responsible for monitoring all Internet and communication connections to make sure they are functional and properly loaded.

Network Security

      Our network incorporates host-based security with Cisco router access control lists, as well as SecurID token-based authentication. In addition to these physical security measures, we have a formal security policy in place, including employee training, that governs all facets of our business and guidelines governing internal and external access to information housed in our network system.

Competition

      The markets in which we compete are highly competitive. Because there are no substantial barriers to entry, we expect that we will face competition from both existing competitors and new market entrants in the future. We believe that participants in these markets must grow rapidly and achieve a significant presence to compete effectively. We believe that the primary competitive factors determining success in our markets include:

      o     technical expertise in developing advanced Web hosting solutions;

      o     Internet system engineering and technical expertise;

      o quality of service, including speed, network capability, expansion capability, reliability, security and ability to support multiple functions;

      o     brand name recognition;

      o     competitive pricing;

      o     ability to maintain and expand distribution channels;

      o     customer service and support;

      o     broad geographic presence;

      o     a complete range of services and products;

      o     timing of introductions of new and enhanced services and products;

      o     network security and reliability;

      o     financial resources; and

      o     conformity with industry standards.

      As a developing company, we may lack the financial and other resources, expertise or capabilities to capture increased market share in this environment in the future.

      Our current and prospective competitors include:

      o Web site hosting and related services providers, including Digex Corporation, Globix Corporation, Interliant, Inc., Data Return Corp., Inflow, Inc., Navisite, Inc. and USinternetworking, Inc. and a large number of local and regional hosting providers;

      o     application-specific hosting service providers such as Critical
            Path;

      o co-location providers such as AboveNet Communications, Inc., Exodus, Digital Island and Frontier GlobalCenter Inc.;

      o national and regional Internet service providers, including XO, EarthLink, Inc., PSINet Inc., UUnet, NTT Verio, Inc., and Genuity;

      o customized application service providers, including AppNet Systems, Inc., CORIO, Inc., USinternetworking, Inc. and USWeb/CKS;

      o application developers and Internet application software vendors, including Open Market, Inc., DoubleClick Inc. and Broadcast.com, inc.;

      o large system integrators and information technology outsourcing firms, including Electronic Data Systems Corporation and International Business Machines Corporation;

      o global telecommunications companies, including AT&T Corp., MCI WorldCom, Inc. and Sprint Corporation, and regional and local telecommunications companies, including AT&T Broadband, Inc. and regional Bell operating companies; and

      o computer hardware providers, including Dell Computer Corporation, Gateway, Inc., Compaq Computer Corporation and Micron Technology.

      Although it is impossible to quantify our relative competitive position in our market, many of these competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. As a result, many of these competitors may be able to develop and expand their network infrastructures and service offerings more rapidly, adapt to new or emerging technologies and changes in customer requirements more quickly, take advantage of acquisitions, consolidation opportunities and other opportunities more readily, devote greater resources to the marketing and sale of their services and adopt more aggressive pricing policies than we can. In addition, these competitors have entered and will likely continue to enter into joint ventures or consortia to provide additional services competitive with those provided by us.

Intellectual Property Rights

      We rely on a combination of trademark, service mark, copyright and trade secret laws and contractual restrictions to establish and protect our proprietary rights and promote our reputation and the growth of our business. We do not own any patents that would prevent or inhibit competitors from using our technology or entering our market although we are evaluating whether to apply for patent protection on aspects of our technology and business. While it is our practice to require all of our employees to enter into agreements containing non-disclosure, non-competition and non-solicitation restrictions and covenants, and while our agreements with some of our customers and suppliers include provisions prohibiting or restricting the disclosure of proprietary information, we cannot be sure that these contractual arrangements or the other steps taken by us to protect our proprietary rights will prove sufficient to prevent illegal use of our proprietary rights or to deter independent, third-party development of similar proprietary assets. In addition, we provide our services in other countries where the laws may not afford adequate protection for our proprietary rights.

      We license or lease many technologies used in our Internet application services. Our technology suppliers may become subject to third-party infringement claims, which could result in their inability or unwillingness to continue to license their technology to us. The loss of some of our technologies could impair our ability to provide services to our customers or require us to obtain substitute technologies of lower quality or performance standards or at greater cost. We expect that we and our customers increasingly will be subject to third-party infringement claims as the number of Web sites and third-party service providers for Web-based businesses grows. Although we do not believe that our technologies or services otherwise infringe the proprietary rights of any third parties, we cannot be sure that third parties will not assert claims against us in the future or that these claims will not be successful. Any infringement you claim as to our technologies or services, regardless of its merit, could be time-consuming, result in costly litigation, cause delays in service, installation or upgrades, adversely impact our relationships with suppliers or customers or require us to enter into royalty or licensing agreements.

Government Regulation

      We are not currently subject to direct federal, state or local government regulation, other than regulations applicable to businesses generally. There is currently only a limited body of laws and regulations directly applicable to businesses that provide access or commerce on the Internet.

      The "Digital Millennium Copyright Act" became effective in October 1998 and provides a limitation on liability of on-line service providers for copyright infringement for transmitting, routing or providing connections, transient storage, caching or storage at the direction of a user, if the service provider had no knowledge or awareness that the transmitted or stored material was infringing and meets other conditions. Since this law is new and does not apply outside of the United States, we are unsure of how it will be applied to limit any liability we may face in the future for any possible copyright infringement or copyright-related issues. This new law also requires service providers to follow "notice and take-down" procedures and to meet other conditions in order to be able to take advantage of the limitation on liability. We have recently implemented the procedures and believe we meet the conditions to qualify for the protection provided by the Digital Millennium Copyright Act. Moreover, our customers are subject to an acceptable use policy which prohibits them from transmitting, storing or distributing material on or through any of our services which, in our sole judgment is (1) in violation of any United States local, state or federal law or regulation, or infringes on the copyright of a third party (2) fraudulent on-line marketing or sales practices or (3) fraudulent customer information, including identification and payment information. Although this policy is designed to promote the security, reliability and privacy of our systems and network, we cannot be certain that our policy will accomplish this goal or effectively limit our liability.

      Despite enactment of the Digital Millennium Copyright Act, the law relating to the liability of on-line services companies and Internet access providers for information carried on or distributed through their networks remains largely unsettled. It is possible claims could be made against on-line services companies and Internet access providers under both United States and foreign law for defamation, obscenity, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials distributed through their networks. Several private lawsuits seeking to impose such liability upon on-line services companies and Internet access providers are currently pending.

      Although sections of the Communications Decency Act of 1996 that proposed to impose criminal penalties on anyone distributing indecent material to minors over the Internet were held to be unconstitutional by the U.S. Supreme Court, in October 1998, Congress passed the Child Online Privacy Protection Act, which sought to make it illegal to communicate, for commercial purposes, information that is harmful to minors. In February 1998, the United States District Court judge issued a preliminary injunction against the enforcement of the Child Online Protection Act on constitutional grounds. An appeal from the District Court's ruling is pending. While we cannot predict the ultimate outcome of this proceeding, even if the Child Online Protection Act is ruled unconstitutional, similar laws may be proposed, adopted, or upheld in the future. The nature of future legislation and the manner in which it may be interpreted and enforced cannot be fully determined and, therefore, legislation similar to the Communications Decency Act could subject us and/or our customers to potential liability, which in turn could harm our business. The adoption of any of these types of laws or regulations might decrease the growth of the Internet, which in turn could decrease the demand for our services or increase our cost of doing business or in some other manner harm our business.

      The Children's Online Privacy Protection Act of 1998, and the rules promulgated by the Federal Trade Commission implementing the provisions of the act, regulate the collection, use or disclosure of personally identifiable information from and about children on the Internet by operators of Web sites or on-line services directed to children, and operators of general audience Web sites who knowingly collect information from children. The act and the FTC rules require the operators of such Web sites and on-line services to (1) provide notice of its information collection, use, and disclosure practices, (2) obtain parental consent before any collection, use or disclosure of personal information collected from children, (3) provide an opportunity for parental review of personal information collected from children and the right to prohibit further use or maintenance of that information, (4) not condition a child's participation in any on-line activity on disclosing more personal information than is necessary, and (5) to establish and maintain reasonable procedures to protect the confidentiality, security and integrity of personal information collected from children. An operator will be deemed to be in compliance with the requirements of the act and the FTC rules if the operator complies with any industry self-regulatory guidelines approved by the FTC. The FTC is authorized to bring enforcement actions and impose civil penalties for violations of the FTC rule. We may operate Web sites that are directed to children on behalf of some of our customers. The Children's Online Privacy Protection Act and the FTC rules implementing it went into effect on April 21, 2000. We have not yet taken affirmative steps to adopt or comply with any FTC-approved industry self-regulatory guidelines.

      In February 1995, the European Union adopted Directive 95/46/EC on the protection of individuals with regard to the processing of personal data and on the free movement of such data. As a result of this directive the 15 member countries of the European Union are required to pass specific privacy protection legislation by October 1998 regarding the collection and use of personally identifiable information. One section of the directive requires member states to ensure that personally identifiable information is only transferred outside of the EU to countries with adequate privacy protection. In response to the directive, the U.S. Department of Commerce has proposed seven "Safe Harbor" principles designed to serve as guidelines for United States companies. In light of the "Safe Harbor" principles, the EU announced in the fall of 1998 that it would avoid disrupting the exchange of information with the United States by allowing its member countries to transfer information to the U.S. so long as it continues good faith negotiations with the EU. However, if an EU member country determines that a Web site administered by a U.S. company has a significant presence in the country and is in violation of the Safe Harbor Principles, it may nonetheless prosecute and sanction the U.S. company through its regulatory agency for improper data collection. Most EU member countries, including the United Kingdom, have enacted legislation consistent with the directive that has forced some U.S. companies to take actions to comply with the directive. Although we currently provide services over the Internet in the United Kingdom and other countries that are members of the EU, we have not taken affirmative steps to comply with the "Safe Harbor" principles announced by the Department of Commerce.

      While there currently are relatively few laws or regulations directly applicable to the Internet or to applications hosting providers, due to the increasing popularity of the Internet and Web-based applications it is likely that such laws and regulations may be adopted. These laws may cover a variety of issues including, for example, user privacy and the pricing, characteristics and quality of products and services. The adoption or modification of laws or regulations relating to commerce over the Internet could substantially impair the future growth of our business or expose us to unanticipated liabilities. Moreover, the applicability of existing laws to the Internet and Internet application service providers is uncertain. These existing laws could expose us to substantial liability if they are found to be applicable to our business. For example, we provide services over the Internet in many states in the United States and in the United Kingdom, and we facilitate the activities of our customers in those jurisdictions. As a result, we may be required to qualify to do business, be subject to taxation or be subject to other laws and regulations in these jurisdictions, even if we do not have a physical presence or employees or property there. The application of existing laws and regulations to the Internet or our business, or the adoption of any new legislation or regulations applicable to the Internet or our business, could materially adversely affect our financial condition and operating results.

Employees

      As of February 15, 2001, we had 557 employees, of which 141 were in sales and marketing, 45 were in information technology, 318 were in customer service, engineering, consulting and technical support and 53 were in finance and administration. None of our employees are represented by a labor union, and management believes that employee relations are good.

ITEM 2. PROPERTIES

      Our executive offices and data center are located in two buildings in downtown Atlanta, Georgia and consist of approximately 200,000 square feet leased under agreements that expire in July 2010. We also have short-term leases on four sales offices in four major cities in the United States. Our original data center, which is in process of being closed, is located in a nearby building in Atlanta and consists of approximately 11,000 square feet leased under an agreement that expires in the year 2009. We expect to sublet this space during 2001. We are also in process of subletting two facilities in Amsterdam following the closure of European operations in January 2001.

ITEM 3. LEGAL PROCEEDINGS

      We are not currently a party to any legal proceedings that we believe are likely to have a material adverse affect on our results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth information regarding our executive officers:

           Name                Age                    Position
           ----                ---                    --------
Kenneth Gavranovic.........    30     Chairman of the Board and Chief Executive Officer

David N. Gill..............    46     President, Chief Operating Officer, Chief Financial Officer,
                                      and Director

Mark K. Alexander..........    35     Senior Vice President of Sales, Marketing and Business
                                      Development

H. Christopher Covington...    51     Senior Vice President, General Counsel, and Secretary

Jeffrey Ehrlich............    55     Senior Vice President of Operations

Nicholas Farsi.............    47     Senior Vice President and Chief Information Officer

Robert Malally.............    30     Senior Vice President and Chief Technology Officer

Other key employees:

Maryjane Stevens...........    45     Senior Vice President of Finance

C. Timothy Allaway.........    42     Vice President of Customer Service

Fabrice Klein .............    32     Vice President of Corporate Development

Edward Wolff  .............    29     Vice President of Human Resources

      Kenneth Gavranovic has served as our Chairman of the Board of Directors since March 2000, Chief Executive Officer since December 1999, President from December 1999 to January 2001, a director since September 1997, and is one of our co-founders. During his ten years of technology related entrepreneurial experience, Mr. Gavranovic served as Vice President with Worldwide Internet Publishing Corporation, a Web hosting company that he co-founded, from 1995 to 1997. From 1992 to 1994, he founded and served as Vice President with Interactive Media Solutions, a telecommunications software company.

      David N. Gill has served as our President, Chief Operating Officer and Chief Financial Officer since January 2001 and as our Executive Vice President and Chief Financial Officer from February 2000 to January 2001. Mr. Gill served as Chief Financial Officer from July 1996 to February 2000 and as Chief Operating Officer from February 1997 to February 2000 of Novoste Corporation, a publicly traded medical device company. From August 1995 to June 1996, he served as Chief Financial Officer of SPEA Software AG before its sale to Diamond Multimedia, Inc. From 1992 to 1995, Mr. Gill served as President and director of Dornier Medical Systems, Inc., a medical device company and a member of the Daimler Benz Group, and from 1990 to 1992 he served as Dornier's Vice President of Finance. Mr. Gill received an M.B.A. from Emory University and a B.S. degree in Accounting from Wake Forest University, and was formerly a Certified Public Accountant.

      Mark K. Alexander has served as our Senior Vice President of Sales, Marketing and Business Development since April 2000. From October 1998 to April 2000, he was employed by the international division of BellSouth Corporation as the Vice President of Marketing from December 1999 to April 2000 and Executive Director of Marketing from October 1998 to November 1999. Before joining BellSouth, Mr. Alexander was employed by Scientific-Atlanta from August 1994 to October 1998. At Scientific-Atlanta, Mr. Alexander served as the Managing Director of the Asia Pacific region from July 1995 to October 1998 and the Regional Sales Director of the Europe, Middle East and Africa region from August 1994 to July 1995. Mr. Alexander received a B.S. in Management from the Georgia Institute of Technology and an MBA from Emory University.

      H. Christopher Covington has served as our Senior Vice President, General Counsel and Secretary since February 2000. From October 1990 to February 1999, Mr. Covington served in various capacities for Vanstar Corporation, a publicly traded seller of computer products and services. These capacities included Senior Vice President, General Counsel and Secretary from August 1994 to February 1999, Vice President from March 1993 to August 1994 and Assistant General Counsel from November 1990 to August 1994. Mr. Covington received a B.A. degree in Political Science from the University of California at Santa Barbara, a J.D. from the University of the Pacific, McGeorge School of Law and an L.L.M. from the University of the Pacific, McGeorge School of Law.

      Jeffrey Ehrlich has served as Senior Vice President of Operations at Interland since December 2000. Previously, Mr. Ehrlich held the position of Chief Technology Officer at National Data Corporation, from Oct 1992 to Dec 2000, where he was responsible for technology strategy and technology operations. Prior to this, he held a number of management and technology positions with the General Electric Company for 23 years where he started his career. Most recently at GE, he was Manager of Information Technology for GE Medical Systems and Manager of Applications Technology at GE Corporate Headquarters. Earlier with GE, he held positions as Manager - Systems Architecture (GE Corporate and GE Capital), Manager - Computer Applications (GE Applications Center), Manager - Computer Techniques (GE Sea Systems Command) plus a number of design and engineering positions earlier in his career. Mr. Ehrlich received a B.S. in Electrical Engineering from the University of Rhode Island, an M.S. degree in Computer Science from Rensselaer Polytechnic Institute, and an M.S. degree in Management from Rensselaer Polytechnic Institute.

      Nicholas Farsi has served as Senior Vice President and Chief Information Officer since September 2000. From March 2000 to September 2000 he was employed by Avana Communication as Chief Information Officer. From January 1994 to March 2000 Mr. Farsi served as Senior Director of Information Technology for BellSouth Cellular Corporation. In July 1979, Mr. Farsi started his information technology career with Federated Systems Group, a subsidiary of Federated Department Stores as a computer programmer and from February 1991 to January 1994 served as Divisional Vice President of Application Development. Mr. Farsi received his B.S. in Business Administration from the Citadel, Military College of South Carolina.

      Robert Malally has served as our Chief Technology Officer since February 2000 and as Senior Vice President since July 2000. From March 1999 to February 2000 he was employed by Sprint Paranet as Chief Network Architect. From March 1997 to March 1999, Mr. Malally served as Senior WAN Technical Consultant for Sun Data, Inc. In addition, from December 1996 to March 1997, he was employed by Universal Data Consultants as WAN technical consultant and from August 1994 to December 1996, Mr. Malally was employed by IBM as a network specialist. Mr. Malally received a B.S. in Applied Physics from Auburn University.

Other Key Employees

      Maryjane Stevens has served as our Senior Vice President, Finance since March 1999 and as a director from December 1999 to March 2000. From August 1996 to February 1999, she was employed by Vanstar Corporation in the roles of Finance Director, Mergers and Acquisitions and Internal Audit Director. Before her employment with Vanstar, from 1983 to 1994, Ms. Stevens served in a number of financial positions with Digital Equipment Corporation. Ms. Stevens received a B.S. in Accounting from Bentley College in Waltham, Massachusetts.

      C. Timothy Allaway has served as our Vice President of Customer Service since January 2001. Previously, Mr. Allaway was Vice President, Customer Service for Cypress Communications, a comprehensive provider of bundled communication services. From June 1996 to December 1999, Mr. Allaway was Director, Customer Services for IBM, supporting the full line of hardware and software offerings for North America. From June 1986 to June 1996, Mr. Allaway was with MCI Communications where he most recently served as Director, Small Business Sales and Partnerships. Prior to that, Mr. Allaway held various sales and service management positions. From September 1981 to June 1986, Mr. Allaway was with Xerox Corporation. Mr. Allaway received a Bachelor of Science degree in Management from Jacksonville State University and a Master of Business Administration from Auburn University.

      Fabrice Klein has served as our Vice President of Corporate Development since March 2000. Before joining Interland, Mr. Klein was a Vice President in Chase H&Q's Global Telecom and Media group where he focused on the Internet sector. Before joining Chase Securities in 1998, Mr. Klein managed the development of Internet banking services in Chase.com's Electronic Commerce group. From 1994 to 1997, Mr. Klein was with Coopers & Lybrand Consulting, focusing on Internet strategy for clients in the media and telecom industries. Mr. Klein previously served in the French Army as a Lieutenant. Mr. Klein graduated with honors from the Institut Superieur de Gestion in Paris, France, and received an MBA from the Yale School of Management.

      Edward Wolff has served as Vice President of Human Resources since July 2000. From May 1998 to July 2000, Mr. Wolff served as Director of Human Resources for EarthLink, Inc. From August 1993 to May 1998, he served as Director of Human Resources for Charter Communications. Mr. Wolff received a B.B.A. degree in Business Administration from Hofstra University. He currently serves as Chapter President for Society for Human Resource Management of Atlanta and resides on the Board of Directors for the Society for Human Resource Management.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      Our common stock is traded on the Nasdaq National Market under the symbol "ILND." The following table sets forth the range of the high and low closing sale prices of our common stock by quarter as reported on the Nasdaq National Market since July 25, 2000, the date our common stock commenced trading.

                 Quarter                 High             Low
                 -----------------------------------------------

                 2000:
                     Fourth Quarter     $ 8.563         $ 2.000
                     Third Quarter      $ 9.500         $ 6.500

      As of February 15, 2001, we had 317 shareholders of record. Investors who beneficially own our common stock that is held in street name by brokerage firms or similar holders are not included in this number. Accordingly, based upon the quantities of periodic reports requested by such brokerage firms, we believe that the actual number of individual beneficial owners of our common stock exceeds is approximately 3,190.

      We have never declared or paid any cash dividends on our stock. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

      The following table shows our selected financial data for the period from inception (September 18, 1997) to December 31, 1997, and for the years ended December 31, 1998, 1999 and 2000. We have derived the financial data for the period from inception (September 18, 1997) to December 31, 1997 and for the years ended December 31, 1998, 1999 and 2000 from our audited financial statements, which Arthur Andersen LLP, independent public accountants has audited.

      You should read the following selected financial data together with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and accompanying notes and the other financial data included elsewhere in this report. The following data is in thousands, except per share, share, Web site, customer and average monthly revenue per customer data.

                                                ----------------------------------------------------------------------
                                                For the Period                    Year ended December 31
                                                From Inception     --------------------------------------------------
                                                (Sept. 18, 1997)
                                                to Dec. 31, 1997        1998               1999               2000
                                                ----------------    ------------       ------------       ------------
Statements of Operations Data:
Revenues .................................       $          5       $      1,387       $      9,121       $     34,263
                                                 ------------       ------------       ------------       ------------
Costs and expenses:
   Cost of revenue .......................                 --              1,022              7,054             33,494
   Sales and marketing ...................                 --              1,803              7,901             38,653
   General and administrative ............                119                768              9,944             24,076
   Depreciation and amortization .........                 --                115                992              6,304
                                                 ------------       ------------       ------------       ------------

Total operating expenses .................                119              3,708             25,891            102,527
                                                 ------------       ------------       ------------       ------------

Operating loss ...........................               (114)            (2,321)           (16,770)           (68,264)
Other income (expense) ...................                 --                (18)               (14)             1,308
                                                 ------------       ------------       ------------       ------------

Net loss .................................               (114)            (2,339)           (16,784)           (66,956)
Preferred stock beneficial conversion
  and dividends ..........................                 --                 --             (9,559)            (5,996)
                                                 ------------       ------------       ------------       ------------
Net loss applicable to common
  shareholders ...........................       $       (114)      $     (2,339)      $    (26,343)      $    (72,952)
                                                 ============       ============       ============       ============
Basic and diluted net loss per common
  share ..................................       $      (0.01)      $      (0.13)      $      (1.23)      $      (2.14)
                                                 ============       ============       ============       ============

Shares used in computing net loss per ....
  share ..................................         17,631,191         18,316,449         21,461,161         34,125,579
                                                 ------------       ------------       ------------       ------------
Other Financial Data:
Adjusted EBITDA (1) ......................       $       (114)      $     (2,206)      $    (12,220)      $    (55,851)
Net cash used in operating activities ....               (110)               (30)            (2,247)           (37,393)
Net cash used in investing activities ....                 (2)            (1,102)            (8,752)           (39,939)
Net cash provided by financing activities                 139              1,811             34,803            109,136
Number of Web sites ......................                  0             10,611             46,094             86,010
Number of customers ......................                  0              6,796             27,173             52,162
Average monthly revenue per customer .....       $          0       $         34       $         45       $         69

(1) Adjusted EBITDA consists of net loss excluding interest income (expense), net, and depreciation and amortization, as further adjusted to exclude non-cash stock compensation expense and non-cash operating expenses incurred as a result of the issuance of equity securities in connection with strategic relationships in the total amount of $0, $3.6 million and $6.1 million for the years ended December 31, 1998, 1999, and 2000, respectively. Adjusted EBITDA does not represent funds available for discretionary use and is not intended to represent cash flow from operations as measured under generally accepted accounting principles. Adjusted EBITDA should not be considered as an alternative to net loss or net cash used in operating activities, but may be useful to investors as an indication of operating performance. Our calculations of Adjusted EBITDA may not be consistent with similarly titled calculations used by other companies.

                                                      December 31,
                                               -----------------------
                                                 1999          2000
                                               --------       --------
                                                 (dollars in thousands)
         Balance Sheet Data:
         Working capital ...............       $ 13,566       $ 25,836
         Total assets ..................         35,976        106,835
         Notes payable and capital lease
           obligations--long-term ......          2,406          9,180
          Total shareholders' equity ...         17,495         55,119

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

      Currently, we derive a substantial majority of our revenues from shared and dedicated hosting and managed services. We also derive revenue from applications hosting and consulting services. Our strategy is to grow our customer base and revenues by marketing value-added services to small and medium-sized businesses. We expect that our number of customer accounts will grow rapidly, and that the revenue from the sale of higher margin services, such as dedicated hosting and managed services, will increase more rapidly than our base shared hosting revenue. Currently, most of our hosting revenues are generated from recurring monthly fees. The remainder is derived from one-time-set-up fees for installation. We currently sell our services under agreements having terms of three months to two years. Most of our customer agreements may be canceled within the first thirty days. For shared servers we receive payment in advance typically for the full contract amount by direct charges to credit or debit cards. We recognize all revenues, including set-up fees, ratably over the term of the contract.

            Our expenses consist of:

      o cost of revenue, which is mainly comprised of compensation and related expenses for technical operations, Internet connectivity and other related telecommunications expense, and operating lease expense related to our data center;

      o sales and marketing, which is mainly comprised of compensation costs and costs associated with marketing our products and services. Compensation costs include salaries and related benefits, commissions and bonuses. Our marketing expenses include the costs of direct mail, advertising and other mass-market programs;

      o general and administrative, which is mainly comprised of compensation and related expenses, occupancy costs, and non-cash stock compensation expense, which relates to stock and options granted at exercise prices less than the fair market value of our common stock at the time of grant; and

      o     depreciation and amortization of property and equipment.

      We have incurred significant losses and experienced negative cash flow from operations since our inception and, as of December 31, 2000, had an accumulated deficit of approximately $86.2 million. We intend to continue to invest in sales and marketing and the continued development of our network infrastructure and technology. We expect to expand our operations and workforce, including our network operations, technical support, and administrative resources in response to sales growth. In addition, we intend to continue to expand our existing inside and outside sales force to develop new sales channels and relationships. We expect to continue to incur substantial losses through 2002, if not longer. Our ability to achieve profitability and positive cash flow from operations will be dependent upon our ability to grow our revenues and achieve operating efficiencies.

Results of Operations

The following table shows percentage of revenue data for the years ended December 31, 1998, 1999, and 2000.

                                                       % of Revenues
                                               -----------------------------
                                               1998         1999        2000
                                               -----       -----       -----
    Revenues ............................      100.0%      100.0%      100.0%
    Operating expenses:
      Cost of revenue ...................       73.6        77.3        97.7
      Sales and marketing ...............      130.0        86.6       112.8
      General and administrative ........       55.4       109.0        70.3
      Depreciation and amortization .....        8.3        11.0        18.4
                                               -----       -----       -----

    Operating loss ......................     (167.3)     (183.9)     (199.2)
      Interest income ...................        0.1         2.3         8.5
      Interest expense ..................       (1.4)       (2.4)       (4.7)
                                               -----       -----       -----
              Net loss ..................     (168.6)%    (184.0)%    (195.4)%
                                               =====       =====       =====

Comparison of the Years Ended December 31, 1999 and 2000

Revenues

      Our revenues increased $25.2 million, or 276.7%, to $34.3 million during the year ended December 31, 2000 from $9.1 million during the year ended December 31, 1999. This increase was due mainly to internal growth of our business, the number of customers served, and the shift in the mix of our business between shared and dedicated customers. During the years ended December 31, 2000 and 1999, we derived 60.6% and 75.9% of revenues from our shared services, 25.1% and 9.8% of revenues from dedicated services and 14.3% and 14.3% of revenues from applications hosting and professional services, respectively. The number of Web sites increased from 46,094 at December 31, 1999 to 86,010 at December 31, 2000. International revenues contributed approximately 10% and 7.5% of the Company's total revenues for the years ended December 31, 2000 and 1999, respectively.

Cost of revenue

      Our cost of revenue increased $26.4 million to $33.5 million, or 97.7% of revenue, during the year ended December 31, 2000 from $7.1 million, or 77.3% of revenue during the year ended December 31, 1999, due to the growth of our business and related expenses, including $11.1 million in increased salary expense related to a significant increase in the number of data center and customer support personnel, non-cash expense of $3.2 million, increased telecommunication and Internet connection costs of $1.1 million, increased operating lease expense of $2.8 million, increased license fees for third-party products used in delivering our services of $2.5 million, and increased engineering consulting fees of $1.5 million. The non-cash expense largely relates to deferred expenses associated with our strategic relationships with Microsoft, VeriSign, and Verizon. The increase in cost of revenue as a percentage of revenue was partially attributable to our incurring these costs in anticipation of growth and in advance of revenues. We anticipate that costs of revenues will increase in absolute dollars, but decline as a percentage of revenues as we continue to grow, and achieve a more cost-effective scale of operations.

Sales and marketing

      Sales and marketing expenses increased $30.8 million to $38.7 million, or 112.8% of revenues, during the year ended December 31, 2000 from $7.9 million, or 86.6% of revenues, during the year ended December 31, 1999. This increase was due mainly to a $5.1 million increase in salary expense from a higher number of sales personnel and a $24.4 million increase in advertising expense. We expect our sales and marketing expenditures to decrease in both absolute dollars and as a percentage of revenue in 2001.

General and administrative

      General and administrative expense increased $14.2 million to $24.1 million, or 70.3% of revenue, during the year ended December 31, 2000 from $9.9 million, or 109.0% of revenue, for the year ended December 31, 1999. The main factors contributing to this increase include an increase in salary expense of $7.6 million, a $900,000 increase in rent and a $1.9 million increase in consulting and professional fees. We expect our general and administrative expenses in absolute dollars to increase in the future but decline as a percentage of revenues as we grow, and achieve a more cost-effective scale of operations.

      We also recorded non-cash deferred stock compensation expense of $9.0 million and $4.5 million for the years ended December 31, 2000 and 1999, respectively, in connection with the grant of restricted stock and options and issuance of common stock to consultants and employees. In the case of stock option grants, this amount represents the difference between the fair market value of our common stock (as calculated consistent with applicable accounting principles) and the exercise price of the options granted on the dates the options were granted. In those cases where common stock was issued, this amount represents the fair market value of our common stock on the date of issuance as determined by our board of directors. This amount is included as a reduction of shareholders' equity and is being amortized ratably over the vesting period of the options and restricted stock, which range from 18 months to three years. For the years ended December 31, 2000 and 1999, respectively, we recorded $2.9 million and $3.6 million in non-cash stock compensation expense, as general and administrative expense.

Depreciation and amortization

      Depreciation and amortization expenses increased $5.3 million to $6.3 million, or 18.4% of revenues, during the year ended December 31, 2000 from $1.0 million during the year ended December 31, 1999, as a result of our investment in a new data center in Atlanta.

Interest income (expense), net

      Interest income (expense), net consists primarily of interest income on our cash and cash equivalent balances less interest expense on our capital lease obligations. Interest earned on our cash and cash equivalents increased $2.7 million during the year ended December 31, 2000 from $206,000 during the year ended December 31, 1999. This increase was primarily due to the completion of an initial public offering on July 25, 2000, which resulted in higher cash balances available for investment. During the year ended December 31, 2000 we incurred interest expense in the amount of $1.6 million on capital lease obligations.

Income taxes

      No provision for federal income taxes has been recorded as we have incurred net operating losses from inception through December 31, 2000. As of December 31, 2000 we had approximately $77 million of federal net operating loss carry-forwards available to offset future taxable income which expire in varying amounts beginning in 2013. We have recorded a valuation reserve for all our net deferred tax benefit in the years ended December 31, 2000 and 1999 due to uncertainty that we will generate sufficient taxable income during the carry-forward period to realize the benefit of our net deferred tax asset.

Net Loss

      Our net loss increased $50.2 million to $67.0 million during the year ended December 31, 2000 from $16.8 million during the year ended December 31, 1999. Our net loss increased mainly as a result of increased cost of revenue, sales and marketing, and general and administrative expense. These expense increases were partially offset by an increase in revenue of $25.2 million to $34.3 million during the year ended December 31, 2000 from $9.1 million during the year ended December 31, 1999.

Comparison of the Years Ended December 31, 1998 and 1999

Revenues

      Our revenues increased $7.7 million, or 557.6%, to $9.1 million during the year ended December 31, 1999 from $1.4 million during the year ended December 31, 1998. This increase was mainly due to the growth of our business and number of customers served. The number of Web sites increased from 10,611 at December 31, 1998 to 46,094 at December 31, 1999. Approximately 42% of our fiscal 1999 revenue was recognized in the fourth quarter.

Cost of revenue

      Our cost of revenue increased $6.0 million to $7.0 million, or 77.3% of revenue, during the year ended December

31, 1999 from $1.0 million, or 73.6% of revenue during the year ended December 31, 1998, due to the growth of our business and related expenses, including increased salary costs of $3.2 million related to additional systems and customer support personnel, increased telecommunication and Internet connection costs of $1.3 million, and increased license fee payments of $655,000.

Sales and marketing

      Sales and marketing expenses increased $6.1 million to $7.9 million, or 86.6% of revenues, during the year ended December 31, 1999 from $1.8 million, or 130.0% of revenues during the year ended December 31, 1998. This increase was largely due to a $1.8 million increase in salary expense due to an increase in the number of sales personnel at higher compensation levels and increased placement of advertising of $4.0 million.

General and administrative

      General and administrative expense increased $9.2 million to $9.9 million, or 109.0% of revenue, during the year ended December 31, 1999 from $768,000, or 55.4% of revenue, during the year ended December 31, 1998. This increase was mostly due to increased salary expense of $2.0 million, increased professional fees of $401,000 and travel costs of $419,000, as well as severance expense of $660,000 related to the termination of an officer.

      We recorded non-cash stock compensation expense of $3.6 million for the year ended December 31, 1999, in connection with the grant of stock options and issuance of common stock to employees and consultants. During the year ended December 31, 1999 we granted stock options to purchase shares of our common stock to employees and consultants at exercise prices below fair market value. We recorded deferred compensation expense of approximately $4.5 million to additional paid in capital, which will be amortized over the vesting period. There were no stock based compensation awards before 1999 and accordingly there was no non-cash stock compensation expense in 1998.

Depreciation and amortization

      Depreciation and amortization expense increased $900,000 to $1.0 million, or 11.0% of revenues, during the year ended December 31, 1999 from $115,000 during the year ended December 31, 1998, as a result of the growth of our business and number of customers served.

Interest income (expense), net

      Interest expense, net consists of interest income on our cash balances less interest expense on our capital lease obligations. Interest earned on our cash and cash equivalents increased $204,000 to $206,000 during the year ended December 31, 1999 from $2,000 during the year ended December 31, 1998. This increase was mainly due to the closing of private placements of preferred stock in December 1999, which resulted in higher cash balances available for investment. During the year ended December 31, 1999 we incurred interest expense of $220,000, compared to $20,000 in 1998.

Income taxes

      No provision for federal income taxes has been recorded as we have incurred net operating losses from inception through December 31, 1999. As of December 31, 1999, we had approximately $19.8 million of federal net operating loss carry-forwards available to offset future taxable income, which expire in varying amounts beginning in 2013. We have recorded a valuation reserve for all our net deferred tax benefit for the year ended December 31, 1999 due to uncertainty that we will generate sufficient taxable income during the carry-forward period to realize the benefit of our net deferred tax asset.

Net Loss

      Our net loss increased $14.5 million to $16.8 million during 1999 from $2.3 million during 1998. Our net loss increased mainly as a result of increased cost of revenues, sales and marketing, and general and administrative expense in 1999 from 1998. These increases were partially offset by an increase in revenue of $7.7 million to $9.1 million for 1999 from $1.4 million for 1998.

Liquidity and Capital Resources

      We have financed our operations to date mainly through public and private equity placements and capital leases from vendors. At December 31, 2000 we had an accumulated deficit of $86.2 million and cash and cash equivalents of $59.8 million. This balance of cash and cash equivalents is largely the result of our completion of an initial public offering on July 25, 2000, which raised net proceeds of $53 million and by our raising an additional $28.5 million from the sale of 2,375,000 shares of common stock to three investors on July 26, 2000.

      During the years ended December 31, 1998, 1999, and 2000, we used cash to fund operations of $30,000, $2.2 million, and $37.3 million, respectively. The increase in cash used in operations was due mainly to working capital requirements and net losses, offset by increases in accounts payable, unearned revenue and accrued expenses. Net cash used in investing activities was $1.1 million, $8.8 million, and $39.9 million for the years ended December 31, 1998, 1999, and 2000, respectively, and is comprised mainly of equipment purchases of $1.1 million, $7.7 million, and $37.0 million, respectively. Net cash provided by financing activities was $1.8 million, $35.0 million, and $109.0 million during the years ended December 31, 1998, 1999, and 2000, respectively, and is related mainly to public and private equity placements as well as borrowings under capital leases. Total borrowings under our capital lease obligations as of December 31, 2000 were approximately $15.7 million.

      On December 24, 1999 we entered into a stock purchase agreement with Microsoft Corporation. In connection with this financing transaction, we issued 2,484,000 shares of Series A preferred stock to Microsoft, at a purchase price of $2.02 per share. We also issued a warrant to Microsoft to purchase 546,480 shares of common stock at an exercise price of $5.37 per share. In addition, under the stock purchase agreement, Microsoft invested an additional $7,500,000 on July 26, 2000 and we issued 625,000 shares of common stock to Microsoft, at a purchase price of $12.00 per share. In connection with this issuance, we also issued an additional warrant to purchase up to 468,750 shares of common stock at an exercise price of $12.00 per share. In connection with the initial investment, we entered into a five-year co-marketing agreement with Microsoft. We recorded deferred development costs for the value of the warrant issued on December 24, 1999 of $2,144,000. This deferred expense will be amortized over the five-year term of the co-marketing agreement to cost of revenue. Other than payments we will make to Microsoft in connection with the sale of software that we have licensed to Microsoft, we do not have any further financial obligations during the term of the co-marketing agreement.

      On January 28, 2000 we issued a warrant to purchase up to 376,920 shares of our common stock to Road Runner whose cable affiliates include Time Warner, Media One, and Cox Communications, in connection with a co-marketing agreement. Of the shares subject to this warrant, 108,000 vested immediately upon the execution of our co-marketing agreement and the balance vest in equal installments on September 30, 2000, December 31, 2000 and December 31, 2001, subject to performance criteria. In January 2000, we recorded expense of $650,000 associated with the vested portion of the warrant. We will record additional expense to cost of revenue in the future based on the fair value of the portion of the warrant that has been earned and that vests in each period based on meeting the performance criteria. We do not have any further financial obligations to Road Runner during the term of the co-marketing agreement. As of December 31, 2000, no additional warrants have vested.

      On March 15, 2000 we entered into a stock purchase agreement with VeriSign. In connection with this financing transaction, we issued 744,827 shares of Series A preferred stock to VeriSign, at a purchase price of $5.37 per share, for a total proceeds of $4.0 million. We also issued a warrant to VeriSign to purchase 372,413 shares of common stock at an exercise price of $5.37 per share. In addition, under the stock purchase agreement, VeriSign invested an additional $6 million in the Company on July 26, 2000 and we issued 500,000 shares of common stock to VeriSign at a purchase price of $12.00 per share. In connection with this issuance, we issued an additional warrant to purchase up to 375,000 shares of common stock at an exercise price of $12.00 per share. In connection with the initial investment, we entered into a four-year premier program agreement with VeriSign. We recorded deferred expense of $2,444,000 for the value of the warrant issued on March 15, 2000 and deferred expense of $2,207,000 for the difference between the purchase price of $5.37 per share and the fair value of our common stock on that date of $8.33 per share and deferred expense of $3,011,000 for the values of the warrants issued on July 26, 2000. This deferred expense will be amortized over the four-year term of the premier program agreement to cost of revenue. We do not have any further financial obligations during the term of the premier program agreement.

      On May 8, 2000 we entered into a stock purchase agreement with a subsidiary of Verizon. In connection with this financing transaction, we issued 1,199,999 shares of Series A preferred stock to Verizon, at a purchase price of $8.33 per share, for total proceeds of $10 million. As a result of this sale of preferred stock at a conversion price below the fair market value, determined as of May 8, 2000 to be equal to $12.00 per share of common stock, we recorded a preferred stock dividend of approximately $4,400,000. The net income applicable to common shareholders in our statement of operations has been adjusted to reflect the dividend. In addition, under the stock purchase agreement, Verizon invested an additional $15 million in the Company on July 28, 2000 and we issued 1,250,000 shares of common stock at a purchase price of $12.00 per share.

      Additionally, on May 8, 2000 the Company entered into a non-binding letter of intent with Verizon to enter into a business relationship. The non-binding letter of intent indicated that the parties would work to complete final versions of a marketing channel relationship agreement and a service provider agreement. On October 11, 2000, the parties executed final versions of these agreements. These agreements provide for Verizon to promote and co-brand the Company's products and services. The term of the agreements is three years and the Company will pay to Verizon 12.5% of any revenue received from customers with whom Verizon originates contact. The Company will record this amount as an offset to revenue in the income statement. In return for access to Verizon's customer base and for other consideration, the Company issued to Verizon a warrant to purchase 3,132,000 shares of common stock at an exercise price of $18 per share. The warrant will be exercisable for three years. The Company has measured the fair value of warrants issued using the Black-Scholes pricing model as $4,885,000 and recorded this value as deferred expense to be amortized over the 3 year term of the agreements starting in the fourth quarter of 2000.

      We are pursuing an internal growth strategy that we anticipate may require additional funding before we begin to generate positive cash flow. We believe that our current cash and cash equivalent balances will be sufficient to fund execution of our current business plan through the end of 2001. However, the execution of our business plan may require additional capital to fund our operating losses, working capital needs, sales and marketing expenses, lease payments and capital expenditures. In view of future expansion plans, we will consider our financing alternatives, which may include the incurrence of debt, additional public or private equity offerings, or an equity investment by a strategic partner. Actual capital requirements may vary based upon the timing and success of the expansion of our operations. Our capital requirements may also change based upon technological and competitive developments. In addition, several factors may affect our capital requirements:

      o demand for our services or our anticipated cash flow from operations being less than expected;

      o     our development plans or projections proving to be inaccurate;

      o     our engaging in strategic relationships or acquisitions; and

      o our acceleration of, or otherwise altering, the schedule of our expansion plan.

      On May 15, 2000 we executed a loan agreement in the amount of $3.0 million to finance a portion of these capital expenditures. The loan is secured by the related assets, bears interest at 16.1% per year and has a three-year term. On October 3, 2000 we received an additional $3.0 million under this loan, and as of December 31, 2000, we drew down approximately $2.0 million.

      On June 30, 2000 we executed an amendment to a master lease and financing agreement with Compaq Financial Services Corporation, which provides a line of credit for the purchase and lease of equipment in the amount of $29.5 million. Additionally, on June 30, 2000 we executed a supplemental master lease and financing agreement with Hewlett-Packard Corporation, which increased the equipment financing line of credit by $12.0 million to $20.0 million.

      On December 14, 2000 we executed a master lease agreement with a diversified financial services company for up to $12.0 million to finance expansion of our data center.

      At December 31, 2000 we have made commitments of approximately $2.3 million in capital expenditures outstanding for expanded network and facilities.

      There can be no assurance that additional financing, if required, will be available on satisfactory terms, or at all. If we do not obtain additional financing, we intend to reduce our level of spending on both capital and operating expenses in order to utilize our existing cash balances to continue expanding the operations on a reduced scale.

Recent Accounting Pronouncements

      In June 1998 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS is effective for fiscal years beginning after June 15, 2000. We do not believe the adoption of SFAS 133 (as amended by SFAS 138) will have a material effect on our results of operations or financial condition.

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

      We have experienced operating losses and negative cash flows from operations in each quarterly and annual period since we began operations as a Web hosting business in 1997. As of December 31, 2000, our accumulated losses since September 17, 1997 have amounted to approximately $ 86.2 million. We had a net loss of $ 67.0 million for the year ended December 31, 2000. While our revenues have grown in recent periods, future growth will depend upon the success of our expansion plans. In connection with our expansion plans, we anticipate making significant investments in sales, marketing, technical and customer support personnel, as well as in our data centers and related equipment. As a result of our expansion plans, we expect our net losses and negative cash flow from operations to continue for the foreseeable future.

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

      Our current and potential competitors in the market include Web hosting service providers, applications hosting providers, Internet service providers, telecommunications companies, large information technology firms that provide a wide array of information technology services and computer hardware suppliers. Our competitors may operate in one or more of these areas and include companies such as Data Return Corp., Hostpro, Digex Corporation, EarthLink, Inc., Exodus Communications, Inc., Interliant, NTT Verio Inc., and Navisite, Inc.

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

      We are currently experiencing a period of rapid expansion of our customer base. In addition, the number of our employees increased from 17 on March 31, 1998 to 557 on February 15, 2001. This growth has placed and, if it continues, will place a significant strain on our financial, management, operational, and other resources. In addition, we must manage relationships with a growing number of third parties as we seek to complement our service offerings and increase our indirect sales efforts. Our management, personnel, systems, procedures and controls may not be adequate to support our existing and future operations. Our ability to manage our growth effectively will require us to continue:

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

We could experience system failures, which could harm our reputation, cause customers to seek reimbursement for services, and cause customers to seek another provider for services.

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

      We are currently experiencing rapid growth and intend to continue expanding. Since beginning our operations as a Web hosting business in September 1997, we have grown to 557 employees as of February 15, 2001. We believe that we will need to hire approximately 170 additional personnel in all areas of our business over the next 12 months. Our future success will also depend on our ability to attract, train, retain and motivate highly qualified technical, marketing, sales and management personnel. Competition for qualified personnel among Internet-related businesses is intense, and we may not be able to attract and retain key personnel.

If our management team, which has worked together for only a brief time, is unable to work together effectively, we may not be able to implement our plans successfully.

      During the year ended December 31, 2000 we have hired several key employees and officers, including our

President, Chief Operating Officer and Chief Financial Officer, Senior Vice President of Sales, Marketing and Business Development, Senior Vice President of Operations, General Counsel, Chief Technical Officer, and Chief Information Officer. As a result, our management team has worked together for only a brief time. Our success depends in significant part upon the continued services of our senior management personnel. Any of our officers or employees can terminate his or her relationship with us at any time. We currently have employment agreements with only our most senior management personnel and we carry key-man life insurance only for our Chief Executive Officer.

Impairment of our intellectual property rights could negatively affect the reputation of our brand or could allow competitors to minimize any advantage that our proprietary technology gives us.

      We rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect proprietary rights in our services, particularly including the name "Interland" and our proprietary customer management system. We have filed trademark registration applications in the U.S. that, even if granted, may not fully protect our ability to use these trademarks in all areas of the U.S. In addition, we have spent and expect to continue to invest significant amounts to build brand recognition of our name, and we could lose the return on this significant marketing investment if we were to lose or be restricted in the use of the Interland name to market our services. Third parties may object to our use of some of our trademarks, service marks, trade names, slogans or other devices, which could require that those indicia be changed or altered. At this point, we have no patented technology that would preclude or inhibit competitors from entering our market. While we believe that we may file several patent applications on particular aspects of our technology, we cannot be sure that we will receive any patents. We have entered into confidentiality and other agreements with our employees and contractors, including agreements in which they assign their rights in inventions to us. We have also entered into nondisclosure agreements with our suppliers, distributors and some of customers in order to limit access to and disclosure of our proprietary information. These contractual arrangements or the other steps we have taken to protect our intellectual property may not prove sufficient to prevent illegal use of our technology or to deter independent third-party development of similar technologies. The laws of some foreign countries may not protect our services or intellectual property rights to the same extent, as do the laws of the United States. For example, there may be potential conflicts with the use of our name in other countries. We do not know what the impact of being unable to use our name in other countries may be, although this inability may cause us to incur significant additional expenses to build brand recognition in those countries.

      We also rely on several technologies that we license from third parties. These third-party technology licenses may not continue to be available to us on commercially reasonable terms. The loss of the ability to use such technology could require us to obtain the rights to use substitute technology, which could be more expensive or offer lower quality or performance.

We may be accused of infringing the proprietary rights of others, which could subject us to costly and time-consuming litigation.

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

      We are not currently subject to direct federal, state or local government regulation, other than regulations that apply to businesses generally. Only a small body of laws and regulations currently applies specifically to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, however, laws and regulations with respect to the Internet may be adopted at federal, state and local levels, covering issues such as user privacy, freedom of expression, pricing, characteristics and quality of products and services, taxation, advertising, intellectual property rights, information security and the convergence of traditional telecommunications services with Internet communications. We cannot fully predict the nature of future legislation and the manner in which government authorities may interpret and enforce. As a result, we and our customers could be subject to potential liability under future legislation, which in turn could have a material adverse effect on our business, results of operations and financial condition. For example, if legislation that makes transacting business over the Internet, such as e-commerce, less favorable or otherwise curtails the growth of the Internet were adopted in the U.S. or internationally, our business would suffer. The adoption of any such laws or regulations might decrease the growth of the Internet, which in turn could decrease the demand for our services or increase the cost of doing business or in some other manner harm our business.

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

      We have historically derived a portion of our revenues from foreign sales. As a Web and applications hosting company, we face challenges in offering these services to customers in foreign markets that can differ significantly from the challenges we face in the United States, such as:

      o     different Internet access fees;

      o     different technology standards;

      o     different regulatory requirements;

      o different privacy, censorship and liability standards and regulations; and

      o     less protective intellectual property laws.

      Any of these risks could adversely affect our ability to operate or expand internationally, which would limit the growth of our business. In addition, we could suffer significant operating losses if the revenue generated by future international operations is not adequate to offset the expense of establishing and maintaining those international operations.

Our principal shareholders, directors and executive officers own approximately 69% of our common stock, which may allow them to exert influence over us or to prevent a change of control.

      Our shareholders who currently own over 5% of our common stock, our directors and our executive officers beneficially own approximately 69% of our outstanding common stock. These shareholders will be able to exercise significant influence over all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also delay or prevent a change in control of us even if beneficial to our shareholders.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Most of our customer contracts are currently denominated in United States dollars with an immaterial amount of contracts denominated in euro or pounds sterling. We do not currently invest in derivative financial instruments. However, we invest our excess cash balances in cash equivalents and are therefore subject to market risk related to changes in interest rates. We believe, but cannot be certain, that the effect on our financial position, results of operations and cash flows of any reasonably likely changes in interest rates would not be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and Financial Statement Schedule

      The following financial statements of the company and the notes thereto and the related report thereon of the independent auditors, and financial statement schedule, are filed pursuant to Item 8 of this Report:

   Financial Statements                                                     Page
   --------------------                                                     ----

   Index to Financial Statements                                             F-1

   Report of Independent Public Accountants                                  F-2

   Consolidated Balance Sheets as of December 31, 1999 and 2000              F-3

   Consolidated Statements of Operations for the years ended December 31,
      1998, 1999 and 2000                                                    F-4

   Consolidated Statements of Shareholders' Equity for the years ended
      December 31, 1998, 1999 and 2000                                       F-5

   Consolidated Statements of Cash Flows for the years ended December 31,
      1998, 1999 and 2000                                                    F-6

   Notes to Consolidated Financial Statements                                F-7

Financial Statement Schedule

   Valuation and Qualifying Accounts                                        F-20

      All other financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission (the "Commission") are not required pursuant to the instructions to Item 8 or are inapplicable and therefore have been omitted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in our proxy statement for the annual meeting of shareholders to be held on or about May 11, 2001 (the "2001 Proxy Statement"), set forth certain information with respect to the directors of Interland and with respect to reporting under Section 16(a) of the Securities Exchange Act of 1934, and are incorporated herein by reference.

      Certain information with respect to the executive officers of Interland is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

      The section entitled "Executive Compensation" appearing in the 2001 Proxy Statement sets forth certain information with respect to the compensation of our management, and, except for the report of the compensation committee of the board of directors of Interland on executive compensation and the information therein under "Performance Graph," is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The section entitled "Voting Securities and Principal Shareholders" appearing in the 2001 Proxy Statement sets forth certain information with respect to the ownership of voting securities and equity securities of Interland, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The section entitled "Certain Transactions" appearing in the 2001 Proxy Statement sets forth certain information with respect to transactions with related parties and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) The following documents are filed as part of this report:

      A list of the financial statements and the schedule filed as a part of this report is set forth in Item 8 on page 39 and is incorporated herein by reference.

      All other schedules are omitted because they are either not applicable or required information is shown in the financial statements or notes thereto.

Exhibits

      The exhibits set forth below are required to be filed with this report pursuant to Item 601 of Registration S-K:

             Exhibit
             Number      Description
             ------      -----------

            *3.1(a) Amended and Restated Articles of Incorporation of the Company dated October 5, 1999

            *3.1(b)      Articles of Amendment of the Company dated December 2,
                         1999

            *3.1(c)      Articles of Amendment of the Company dated December 23,
                         1999

            *3.1(d)      Articles of Amendment of the Company dated March 14,
                         2000

            *3.1(e)      Articles of Amendment of the Company dated May 9, 2000

            *3.2(a)      Bylaws of the Company

            *3.2(b)      Amendment to Bylaws of the Company

            *4.1         Form of Certificate for Common Stock

            *10.1 Stock Purchase Agreement among the Company, Crest Communications Partners L.P., Crest Entrepreneurs Fund L.P., Boulder Ventures III, L.P. and other investors dated December 2, 1999

            *10.2 Subscription Agreement dated December 24, 1999 between the Company and Microsoft Corporation

            *10.3 Subscription Agreement dated March 15, 2000 between the Company and Network Solutions, Inc.

            *10.4(a) Stockholders' Agreement among the Company, Crest Communications Partners L.P., Crest Entrepreneurs Fund L.P., Boulder Ventures III, L.P. and other investors dated December 2, 1999

            *10.4(b)     Amendment to Stockholders' Agreement dated December 23,
                         1999

            *10.4(c)     Amendment to Stockholders' Agreement dated March 15,
                         2000

            *10.4(d)     Amendment to Stockholders' Agreement dated May 8, 2000

            *10.5(a) Registration Rights Agreement among the Company, Crest Communications Partners, L.P., Crest Entrepreneurs Fund L.P., Boulder Ventures III, L.P. and other investors dated December 2, 1999

            *10.5(b) Amendment to Registration Rights Agreement dated December 24, 1999

            *10.5(c) Amendment to Registration Rights Agreement dated March 15, 2000

            *10.5(d)     Amendment to Registration Rights Agreement dated May 8,
                         2000

            *10.6 Employment Agreement dated December 2, 1999 between the Company and Ken Gavranovic

            *10.7(a) Employment Agreement dated February 14, 2000 between the Company and H. Christopher Covington

            **10.7(b)    Amendment to Employment Agreement dated November 10,
                         2000 between the Company and H. Christopher Covington

            *10.8 Employment Agreement dated February 16, 2000 between the Company and David N. Gill

            *10.10 Form of Indemnification Agreement for Officers and Directors of the Company

            *10.11(a)    Interland, Inc. Stock Incentive Plan

            *10.11(b)    First Amendment to Interland, Inc. Stock Incentive Plan

            *10.11(c)    Second Amendment to Interland, Inc. Stock Incentive
                         Plan

            *10.12       Interland, Inc. Employee Stock Purchase Plan

            *10.13       Interland, Inc. Shareholder Rights Plan

            *10.14 Separation Agreement and General Release with Waldemar Fernandez dated November 19, 1999

            *10.15 Promissory Note of Ken Gavranovic in favor of the Company dated December 10, 1998

            *10.16 Promissory Note of Waldemar Fernandez in favor of the Company dated December 15, 1998

            *10.17 Promissory Note of Ken Gavranovic in favor of the Company dated May 14, 1999

            *10.18 Promissory Note of Waldemar Fernandez in favor of the Company dated May 19, 1999

            *10.19 Stock Pledge Agreement between the Company and Ken Gavranovic dated May 14, 1999

            *10.20 Stock Pledge Agreement between the Company and Waldemar Fernandez dated May 19, 1999

            *10.21(a)    Agreement of Lease between the Company and 34 Peachtree
                         Associates, L.P. dated November 19, 1997

            *10.21(b)    First Amendment to Agreement of Lease between the
                         Company and TCB #4, L.L.C. (f/k/a 34 Peachtree
                         Associates, L.P.) dated July 6, 1998

            *10.21(c)    Second Amendment to Agreement of Lease between the
                         Company and TCB #4, L.L.C. (f/k/a 34 Peachtree
                         Associates, L.P.) dated September 15, 1999

            *10.22(a)    Amended and Restated Lease Agreement between the
                         Company and 101 Marietta Street Associates dated
                         September 29, 1999

            *10.22(b)    First Amendment to Amended and Restated Lease between
                         the Company and 101 Marietta Street Associates dated
                         November 23, 1999

            *10.23 Employment Agreement dated April 1, 2000 between the Company and Mark K. Alexander

            *10.24 Employment Agreement dated February 15, 2000 between the Company and Robert Malally

            *10.25 SunTrust Plaza Garden Offices Lease Agreement by and between SunTrust Plaza Associates, LLC and the Company dated May 16, 2000

            *10.26 Stock Purchase Agreement dated May 8, 2000 between Bell Atlantic Investments, Inc. and the Company

              21.1       Subsidiaries

            **23.1       Consent of Arthur Andersen LLP

            *27.1        Financial Data Schedule (for SEC use only)

            -------------------------------------

              * Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-32556)

              **  Filed herewith.

                  Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 2000.

              (b) Financial Statement Schedule

                  Report of Independent Public Accountants on Financial Statement Schedule

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Interland, Inc.


Date: March 14, 2001                        By: /s/ Kenneth Gavranovic
                                                --------------------------------
                                            Kenneth Gavranovic
                                            Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following individuals on behalf of the Registrant and in the capacities and on the dates indicated.

--------------------------------------------------------------------------------
       Signature               Capacity in Which Signed               Date
       ---------               ------------------------               ----
--------------------------------------------------------------------------------

/s/ Kenneth Gavranovic        Chairman of the Board, Chief        March 14, 2001
----------------------      Executive Officer and Director
  Kenneth Gavranovic         (Principal Executive Officer)

--------------------------------------------------------------------------------

   /s/ David N. Gill           President, Chief Operating         March 14, 2001
   -----------------      Officer, Chief Financial Officer and
     David N. Gill                     Director

--------------------------------------------------------------------------------

     /s/ Ted Field                     Director                   March 14, 2001
     -------------
       Ted Field

--------------------------------------------------------------------------------

 /s/ Clyde Heintzelman                 Director                   March 14, 2001
 ---------------------
   Clyde Heintzelman

--------------------------------------------------------------------------------

   /s/ Andrew Jones                    Director                   March 14, 2001
   ----------------
     Andrew Jones

--------------------------------------------------------------------------------

 /s/ Gregg Mockenhaupt                 Director                   March 14, 2001
 ---------------------
   Gregg Mockenhaupt

--------------------------------------------------------------------------------

  /s/ William Whitmer                  Director                   March 14, 2001
  -------------------
    William Whitmer

--------------------------------------------------------------------------------

                                 INTERLAND, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Report of Independent Public Accountants .................................   F-2

Consolidated Balance Sheets as of December 31, 1999 and 2000 .............   F-3

Consolidated Statements of Operations for the Years Ended
December 31, 1998, 1999 and 2000 .........................................   F-4

Consolidated Statements of Shareholders' Equity for the
Years Ended December 31, 1998, 1999 and 2000 .............................   F-5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1998, 1999 and 2000 .........................................   F-6

Notes to Consolidated Financial Statements ...............................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Interland, Inc.:

      We have audited the accompanying consolidated balance sheets of INTERLAND, INC. (a Georgia corporation) And Subsidiary as of December 31, 1999 and 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for the three years ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interland, Inc. and subsidiary as of December 31, 1999 and 2000 and the results of their operations and their cash flows for the three years ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP
Atlanta, Georgia
February 9, 2001

                                 INTERLAND, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,
                                                                                          ------------
                                                                                   1999                 2000
                                                                                   ----                 ----
                                                                                (in thousands, except share and
                                                                                         per share data)
ASSETS
Current Assets:
  Cash and cash equivalents .............................................        $ 24,510             $  56,314
  Restricted cash .......................................................           1,007                 3,488

  Accounts receivable, net of allowance for doubtful accounts of
    $0 and $185 as of December 31, 1999 and 2000, respectively ..........             655                   991
  Prepaid commissions ...................................................             825                 1,475
  Notes receivable-- related parties ....................................             481                   532
  Other current assets ..................................................             730                 4,061
                                                                                 --------             ---------
        Total current assets ............................................          28,208                66,861
                                                                                 --------             ---------

Property and Equipment:
  Internet access and computer equipment ................................           4,072                15,672
  Construction in progress ..............................................           2,499                 4,492
  Other furniture and equipment .........................................             660                 6,644
  Office computer equipment .............................................             445                 2,165
  Purchased software ....................................................             451                 7,830
  Leasehold improvements ................................................             398                 8,754
                                                                                 --------             ---------
                                                                                    8,525                45,557
  Less accumulated depreciation and amortization ........................            (982)               (7,178)
                                                                                 --------             ---------
    Property and equipment, net .........................................           7,543                38,379
                                                                                 --------             ---------

Other Long-Term Assets:
  Intangible assets, net ................................................              --                   456
  Deposits and other long-term assets ...................................             225                 1,139
                                                                                 --------             ---------
        Total other long-term assets ....................................             225                 1,595
                                                                                 --------             ---------
        Total assets ....................................................        $ 35,976             $ 106,835
                                                                                 ========             =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable ......................................................        $  3,387             $  11,724
  Accrued expenses ......................................................           3,028                 9,792
  Capital lease obligation ..............................................           1,185                 6,557
  Current portion of unearned revenue ...................................           7,042                12,952
                                                                                 --------             ---------
        Total current liabilities .......................................          14,642                41,025
Unearned revenue ........................................................           1,433                 1,511
Capital lease obligation ................................................           2,406                 9,180
Commitments and Contingencies (Note 6)

Shareholders' Equity:
Preferred stock, no par value, 25,000,000 shares authorized:
  Series A, $2.02 stated value, 15,000,000 shares authorized;
    12,392,258 and 0 shares issued and outstanding as of December 31,
    1999 and 2000, respectively .........................................          34,423
  Series B, 2,000,000 shares authorized, no shares issued and outstanding
     as of December 31, 1999 and 2000 ...................................              --                    --
  Common stock, no par value; 200,000,000 shares authorized;
    23,590,390 and 47,323,585 shares issued and outstanding as
    of December 31, 1999 and 2000, respectively .........................           3,252               145,931
  Warrants ..............................................................           2,144                18,280
  Deferred product development costs ....................................          (2,133)               (5,076)
  Deferred marketing costs ..............................................              --               (10,818)
  Deferred compensation .................................................            (954)               (7,005)
  Accumulated deficit ...................................................         (19,237)              (86,193)
                                                                                 --------             ---------
       Total shareholders' equity .......................................          17,495                55,119
                                                                                 --------             ---------
       Total liabilities and shareholders' equity .......................        $ 35,976             $ 106,835
                                                                                 ========             =========

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                                 INTERLAND, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          Years Ended
                                                                          December 31,
                                                         ----------------------------------------------
                                                             1998             1999            2000
                                                         ------------     ------------     ------------
                                                         (In thousands, except share and per share data)
Revenues:
  Shared services hosting .........................      $      1,278     $      6,926     $     20,766
  Dedicated and managed services hosting ..........               109              893            8,588
  Application hosting .............................                --            1,064            2,077
  Professional services ...........................                --              238            2,832
                                                         ------------     ------------     ------------
                                                                1,387            9,121           34,263
                                                         ------------     ------------     ------------

Operating expenses:
  Cost of revenues (including non-cash
    development and marketing expense of
    $0, $11 and $3,209 for the years ended
    December 31, 1998, 1999 and 2000,
    respectively) .................................             1,022            7,054           33,494
  Sales and marketing .............................             1,803            7,901           38,653
  General and administrative (including
    non-cash stock compensation expense
    of $0, $3,557, and $2,900 for the years ended
    December 31, 1998, 1999 and 2000, respectively)               768            9,944           24,076
  Depreciation and amortization ...................               115              992            6,304
                                                         ------------     ------------     ------------
         Total operating expenses .................             3,708           25,891          102,527
                                                         ------------     ------------     ------------

Operating loss ....................................            (2,321)         (16,770)         (68,264)

Other income (expense):
  Interest income .................................                 2              206            2,917
  Interest expense ................................               (20)            (220)          (1,609)
                                                         ------------     ------------     ------------
         Total other income (expense) .............               (18)             (14)           1,308
                                                         ------------     ------------     ------------
Net loss ..........................................            (2,339)         (16,784)         (66,956)
Preferred stock beneficial
  conversion and dividends ........................                --           (9,559)          (5,996)
                                                         ------------     ------------     ------------
Net loss applicable to common shareholders ........      $     (2,339)    $    (26,343)    $    (72,952)
                                                         ============     ============     ============

Basic and diluted net loss per common share .......      $      (0.13)    $      (1.23)    $      (2.14)
                                                         ============     ============     ============
Shares used in computing net loss per share .......        18,316,449       21,461,161       34,125,579
                                                         ============     ============     ============

  The accompanying notes are an integral part of these consolidated statements.

                                 INTERLAND, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              For the Years Ended December 31, 1998, 1999 and 2000


                                                Preferred     Preferred       Common        Common
                                                  Stock         Stock         Stock         Stock
                                                  Shares        Amount        Shares        Amount     Warrants
                                               -----------    ---------     ----------    ---------    ---------
                                                                 (in thousands, except share data)
Balance, January 1, 1998 ..................             --     $     --     17,631,167    $     139     $    --
 Issuance of common stock .................             --           --      1,811,984        1,376          --
 Net loss .................................             --           --             --           --          --
                                               -----------     --------     ----------    ---------     -------
Balance, December 31, 1998 ................             --           --     19,443,151        1,515          --
 Issuance of common stock .................             --           --      4,003,230        8,441          --
 Issuance of Series A preferred stock .....     12,392,258       25,014             --       (1,657)         --
 Issuance of options and stock to
   consultants and bankers ................             --           --        144,009        4,212          --
 Issuance of options to employee at
   below fair value .......................             --           --             --          300          --
 Issuance of warrants in connection
   with development agreement .............             --           --             --           --       2,144
 Dividends on preferred stock .............             --           --             --         (150)         --
 Beneficial conversion of preferred
   stock ..................................             --        9,409             --       (9,409)         --
 Amortization of deferred
   development costs ......................             --           --             --           --          --
 Amortization of deferred compensation ....             --           --             --           --          --
 Net loss .................................             --           --             --           --          --
                                               -----------     --------     ----------    ---------     -------
Balance, December 31, 1999 ................     12,392,258       34,423     23,590,390        3,252       2,144
Issuance of Series A preferred stock ......      1,944,824       14,000             --           --          --
Issuance of common stock for
  intangible assets and legal fees ........             --           --         49,154          389          --
Issuance of common stock, net of offering
  expenses ................................             --           --      7,375,000       82,687          --
Beneficial conversion of
  preferred stock .........................             --        4,400             --       (4,400)         --
Conversion of preferred stock
  to common stock .........................    (14,337,082)     (55,030)    14,337,082       55,030          --
Issuance of warrants in connection
  with leasing agreements .................             --           --             --           --       1,373

Amortization of deferred marketing,
 development costs and compensation .......             --           --             --           --          --
Issuance of warrants in connection
  with development and reseller
  agreements ..............................             --           --             --           --       4,418
Issuance of options and restricted stock to
 employees at below fair value ............             --           --        600,000        8,951          --
Issuance of warrants and stock in
 connection with marketing agreement ......             --        2,207             --           --      10,345
Exercise of common stock options ..........             --           --      1,371,959        1,618          --
Dividends on preferred stock ..............             --           --             --       (1,596)         --
Net loss ..................................             --           --             --           --          --
                                               -----------     --------     ----------    ---------     -------
Balance, December 31, 2000 ................             --     $     --     47,323,585    $ 145,931     $18,280
                                               ===========     ========     ==========    =========     =======

                                                                                                             Total
                                                   Deferred       Deferred                               Shareholders'
                                                  Development     Marketing     Deferred    Accumulated     Equity
                                                     Costs          Costs     Compensation     Deficit     (Deficit)
                                                  -----------     ---------   ------------  -----------  -------------
                                                                   (in thousands, except share data)
Balance, January 1, 1998 ..................         $    --       $     --       $    --     $   (114)    $     25
 Issuance of common stock .................              --             --            --           --        1,376
 Net loss .................................              --             --            --       (2,339)      (2,339)
                                                    -------       --------       -------     --------     --------
Balance, December 31, 1998 ................              --             --            --       (2,453)        (938)
 Issuance of common stock .................              --             --            --           --        8,441
 Issuance of Series A preferred stock .....              --             --            --           --       23,357
 Issuance of options and stock to
   consultants and bankers ................              --             --          (890)          --        3,322
 Issuance of options to employee at
   below fair value .......................              --             --          (300)          --           --
 Issuance of warrants in connection
   with development agreement .............          (2,144)            --            --           --           --
 Dividends on preferred stock .............              --             --            --           --         (150)
 Beneficial conversion of preferred
   stock ..................................              --             --            --           --           --
 Amortization of deferred
   development costs ......................              11             --            --           --           11
 Amortization of deferred compensation ....              --             --           236           --          236
 Net loss .................................              --             --            --      (16,784)     (16,784)
                                                    -------       --------       -------     --------     --------
Balance, December 31, 1999 ................          (2,133)            --          (954)     (19,237)      17,495
Issuance of Series A preferred stock ......              --             --            --           --       14,000
Issuance of common stock for
  intangible assets and legal fees ........              --             --            --           --          389
Issuance of common stock, net of offering
  expenses ................................              --             --            --           --       82,687
Beneficial conversion of
  preferred stock .........................              --             --            --           --           --
Conversion of preferred stock
  to common stock .........................              --             --            --           --           --
Issuance of warrants in connection
  with leasing agreements .................              --             --            --           --        1,373

Amortization of deferred marketing,
 development costs and compensation .......             821          2,388         2,900           --        6,109
Issuance of warrants in connection
  with development and reseller
  agreements ..............................          (3,764)          (654)           --           --           --
Issuance of options and restricted stock to
 employees at below fair value ............              --             --        (8,951)          --           --
Issuance of warrants and stock in
 connection with marketing agreement ......              --        (12,552)           --           --           --
Exercise of common stock options ..........              --             --            --           --        1,618
Dividends on preferred stock ..............              --             --            --           --       (1,596)
Net loss ..................................              --             --            --      (66,956)     (66,956)
                                                    -------       --------       -------     --------     --------
Balance, December 31, 2000 ................         $(5,076)      $(10,818)      $(7,005)    $(86,193)    $ 55,119
                                                    =======       ========       =======     ========     ========

 The accompanying notes are an integral part of these consolidated statements.

                                 INTERLAND, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             For the Years Ended
                                                                                 December 31,
                                                                      ----------------------------------

                                                                        1998        1999         2000
                                                                        ----        ----         ----
                                                                               (in thousands)
Cash flows from operating activities:
    Net loss .....................................................    $(2,339)    $(16,784)    $ (66,956)

   Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization .................................        115          992         6,304
   Amortization of non-cash stock
     compensation expense ........................................         --        3,557         2,900
   Loss on disposal of property and equipment ....................         --          198            --
   Amortization of deferred
     development and marketing costs .............................         --           11         3,209

   Changes in operating assets and liabilities:
   Accounts receivable ...........................................         --         (655)         (336)
   Prepaid commissions ...........................................        (36)        (789)         (650)
   Other current assets ..........................................         --         (730)       (2,238)
   Note receivable--related parties ..............................        (50)        (431)          (51)
   Other assets ..................................................         --         (225)         (664)
   Accounts payable and accrued liabilities ......................      1,347        5,067        15,101
   Unearned revenue ..............................................        933        7,542         5,988
                                                                      -------     --------     ---------
   Total adjustments .............................................      2,309       14,537        29,563
                                                                      -------     --------     ---------
   Net cash used in operating activities .........................        (30)      (2,247)      (37,393)
                                                                      -------     --------     ---------

Cash flows from investing activities:
    Purchases of property and equipment ..........................     (1,102)      (7,745)      (37,032)
    Deposit of restricted cash ...................................         --       (1,007)       (2,481)
    Purchase of long-term investment .............................         --           --          (250)
    Purchase of intangible asset .................................         --           --          (176)
                                                                      -------     --------     ---------
        Net cash used in investing activities ....................     (1,102)      (8,752)      (39,939)
                                                                      -------     --------     ---------

Cash flows from financing activities:
   Net proceeds from issuance of common stock ....................      1,376        8,441        84,305
   Net proceeds from issuance of preferred stock .................         --       23,357        14,000
   Payment of preferred dividend .................................         --         (150)       (1,596)
   Borrowings on capital lease obligations .......................        491        3,628        16,702
   Payments on capital lease obligations .........................        (56)        (473)       (4,275)
                                                                      -------     --------     ---------
       Net cash provided by financing activities .................      1,811       34,803       109,136
                                                                      -------     --------     ---------
Net increase in cash and cash equivalents ........................        679       23,804        31,804
Cash and cash equivalents, beginning of year .....................         27          706        24,510
                                                                      -------     --------     ---------
Cash and cash equivalents, end of year ...........................    $   706     $ 24,510     $  56,314
                                                                      =======     ========     =========
Supplemental cash flow disclosure:
   Cash paid for interest ........................................    $    20     $    178     $   1,438
                                                                      =======     ========     =========
Non cash disclosure:
    Issuance of stock and options for
     consultant and employee compensation ........................    $    --     $  4,512     $   8,951
                                                                      =======     ========     =========
    Issuance of warrants and stock in connection
      with strategic agreements and leases lines .................    $    --     $     --     $  18,343
                                                                      =======     ========     =========

 The accompanying notes are an integral part of these consolidated statements.

                                 INTERLAND, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Nature of Business

Nature of Business

      Interland, Inc. (the "Company") commenced operations on September 18, 1997. The Company provides a broad range of Web site and application hosting and other related Web based business solutions specifically to meet the needs of small to medium-sized businesses. The Company focuses on delivering high-quality, reliable, and flexible services that are backed by customer support 24 hours a day, 7 days a week, and 365 days a year. The Company offers its solutions directly and through third-party dealers that resell the Company's Web hosting services.

History of Operating Losses

      The Company has incurred net losses since it commenced operations. As of December 31, 2000, the Company had an accumulated deficit of $86.2 million. These losses have occurred because of the costs incurred by the Company to develop its products, build a customer support infrastructure, and expand its market share in an extremely competitive market. The Company's success depends on its ability to achieve profitability and on its ability to raise funds as needed. The Company plans to continue to increase its operating expenses in order to fund higher levels of market share, increase its sales and marketing efforts, broaden its customer support capabilities, and expand its administrative resources in anticipation of future growth. To the extent that increases in such expenses precede or are not offset by increased revenues, the Company's business, results of operations, and financial condition would be materially adversely affected.

      The Company must expand and adapt its network infrastructure to meet the increasing number of users and their increased demand for services. This expansion depends on financial, operational and management resources as well as telecommunications capacity and pricing and third party suppliers. Any failure of these could adversely affect our business.

      The Company is pursuing an internal growth strategy, and it is anticipated that the Company may require additional funding before beginning to generate positive cash flow. The Company believes that its current cash and cash equivalent balances will be sufficient to fund execution of its current business plan through 2001. However, the execution of the business plan may require additional capital to fund operating losses, working capital needs, sales and marketing expenses, lease payments and capital expenditures. In view of future expansion plans, the Company will consider financing alternatives, which may include the incurrence of debt, additional public or private equity offerings, or an equity investment by a strategic partner. Actual capital requirements may vary based upon the timing and success of the expansion of operations. Capital requirements may also change based upon technological and competitive developments. In addition, several factors may affect the Company's capital requirements:

      o demand for services or anticipated cash flow from operations being less than expected;

      o     development plans or projections proving to be inaccurate;

      o     engaging in strategic relationships or acquisitions; and

      o acceleration of, or otherwise altering, the schedule of the expansion plan.

      There can be no assurance that additional financing, if required, will be available on satisfactory terms, or at all. If the Company does not obtain additional financing, it intends to reduce the level of spending on capital and operating expenses in order to utilize existing cash balances to continue expanding the operations on a reduced scale.

Consolidated Financial Statements

      The consolidated financial statements include the accounts of Interland, Inc. and its wholly owned subsidiary incorporated in The Netherlands. This subsidiary was closed subsequent to year-end (see note 9). Significant intercompany accounts and transactions have been eliminated.

2. Summary of Significant Accounting Policies

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash, Cash Equivalents and Restricted Cash

      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be the equivalent of cash for the purpose of balance sheet and statement of cash flows presentation. Cash equivalents, which consist primarily of money market accounts, are carried at cost, which approximates market value.

      At December 31, 1999 and 2000 the Company held several certificates of deposits, which have maturities ranging from 6 to 12 months. These investments are restricted to use by certain vendors for rent, credit card processing, lease payments and other items. These deposits have been classified as restricted cash in the accompanying consolidated balance sheets.

Prepaid Commissions

      The Company typically pays commissions to its sales representatives within four months after the sale is consummated; however, revenue for the service provided is deferred and recognized ratably over the customer service period. The Company defers commissions paid prior to the revenue being earned and amortizes those commissions over the same period for which revenue is recognized.

Property and Equipment

      Property and equipment is stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the various classes of property, which is three years for all software, computer and Internet equipment, including capital leases, and seven years for other furniture and equipment. Leasehold improvements are amortized over the lesser of the useful life of the asset or the term of the lease. Construction in progress represents primarily computer equipment and leasehold improvements to expand the Company's network and facilities that have not been placed in operation as of December 31, 2000. Total depreciation and amortization expense on property and equipment for the years ended December 31, 1998, 1999 and 2000 was $115,000, $992,000, and
$6,196,000, respectively.

      Expenditures for maintenance and repairs are charged to expense as incurred, and the costs of renewals and betterments are capitalized. Cost and the related accumulated depreciation of assets sold or retired are removed from the respective accounts. Any resulting gain or loss is reflected in the statements of operations.

      The Company leases certain Internet access and computer equipment under capital leases. Equipment recorded under capital leases is amortized using the straight-line method over the lease term. See Note 6 for further discussion.

      The Company periodically reviews the cost basis of long-lived assets based on the undiscounted future cash flow to be generated by those assets to determine whether any permanent impairment exists. Management believes that the long-lived assets in the accompanying balance sheets are appropriately valued.

Accrued Liabilities

      Accrued liabilities include the following (in thousands):

                                                           December 31,
                                                       ------------------
                                                        1999        2000
                                                       ------      ------
       Accrued compensation and employee benefits      $  886      $3,382
       Accrued construction in progress .........       1,297       2,223
       Other accrued liabilities ................         845       4,187
                                                       ------      ------
                                                       $3,028      $9,792
                                                       ======      ======

      During 1999 the Company recorded accrued severance of approximately $330,000 related to the termination of an officer. Of the total accrual, $165,000 is included in accrued expenses in the accompanying balance sheet as of December 31, 2000, and is payable in November 2001.

Fair Values of Financial Instruments

      The book values of cash and cash equivalents, accounts receivable, accounts payable, and other financial instruments approximate their fair values, principally because of the short-term maturities of these instruments.

Intangible Assets

      On May 15, 2000 the Company obtained the tradename and trademark "Interland" in the Netherlands and the domain name "Interland.nl". In exchange, the Company paid $150,000 and issued 32,400 shares of common stock with a value of $388,800. On August 18, 2000 the Company purchased the domain name "Interland.com.mx" for $25,000. Both of these intangible assets were recorded at cost and are being amortized on a straight-line method over a three-year period. Total amortization expense for the year ended December 31, 2000 was $108,000.

Impairment of Long-Lived Assets

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company reviews its long-lived assets for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. This review consists of a comparison of the carrying value of the asset with the asset's expected future undiscounted cash flows without interest costs. In estimating the expected future cash flows, assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows of other groups of assets. Estimates of expected future cash flows represent management's best estimate based on reasonable and supportable assumptions and projections. If the expected future cash flow exceeds the carrying value of the asset, no impairment indicator is considered present. If the carrying value exceeds the future cash flow, an impairment indicator is considered present. Such impairment would be measured and recognized using a discounted cash flow method.

Software Development

      The Company adopted the American Institute of Certified Public Accountants Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," effective January 1, 1998. The Company capitalizes certain external costs related to software and implementation services in connection with its internal-use software systems.

      In 2000, the Company had several software development projects and capitalized approximately $633,000 in consulting fees related to a data center back-up system, other data center management tools, and a new general ledger system. In 1999 the Company did not have any significant software development projects but did capitalize approximately $400,000 related to finance and accounting software and call center software to be used internally. These costs primarily related to external direct costs of materials and services used in obtaining the internal-use software. The Company did not incur significant payroll and payroll-related costs for employees. Internal training costs and maintenance costs are expensed as incurred.

      The Emerging Issues Task Force ("EITF") has issued Issue No. 00-02 regarding Web site development costs. The Company has not incurred significant Web site development costs to date.

Revenue Recognition

      The Company realizes revenue from providing shared, dedicated and managed services hosting, application hosting and professional services. The Company's hosting contracts typically require up-front payment for service periods ranging from 1 to 24 months. The Company follows the guidance in Staff Accounting Bulletin ("SAB") No. 101 regarding revenue recognition. Therefore, fees received from the customer, including set-up fees for hosting services, are deferred and recognized ratably over the contract period. Substantially all of the shared hosting end-user subscribers pay for services with major credit cards for which the Company receives remittances from the credit card carriers. Dedicated and managed services subscribers enter into 12 or 24 month non-cancelable contracts that are paid on a month-to-month basis, one month in advance. Deferred revenues represent the liability for advance billing to customers for services not yet provided.

      Professional services revenue is recognized as the services are performed, provided that no significant obligations remain. The Company generally receives all payments for consulting services prior to the services being performed; therefore, collection is considered probable.

      The Company provides a 30-day money back guarantee to its customers and offers its customers a 99.9% service level warranty. The Company records an allowance for returns and an accrual for warranty claims on a monthly basis based on historical experiences. The Company has not experienced significant returns or warranty claims to date and does not have a significant returns or warranty claims reserve as of December 31, 1999 or 2000.

Advertising Costs

      The Company expenses the costs of advertising as incurred. Advertising expenses included in sales and marketing expense is $1,438,000, $5,473,000, and $29,874,000 for 1998, 1999 and 2000, respectively.

Income Taxes

      The Company uses the liability method of accounting for income taxes, as set forth in SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred tax assets or liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to be settled or realized.

Basic and Diluted Net Loss Per Share

      The Company follows SFAS No. 128, "Earnings Per Share." That statement requires the disclosure of basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income (loss) per share gives effect to all potentially dilutive securities. The Company's convertible preferred stock, restricted stock, stock options and stock warrants are potentially dilutive securities and are not included in historical diluted net loss per share in any periods presented as they would reduce the loss per share.

      Pursuant to Securities and Exchange Commission SAB No. 98, for periods prior to the Company's anticipated initial public offering, basic net loss per share is computed by using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of common stock outstanding during the period and nominal issuances of common stock and common stock equivalents, regardless of whether they are anti dilutive, as well as the potential dilution of common stock equivalents, if dilutive. The Company has not issued common stock or common stock equivalents for considerations that management considers nominal.

Stock-Based Compensation Plan

      The Company accounts for its stock option plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company adopted the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires that companies, which do not choose to account for stock-based compensation, as prescribed by the statement shall disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted.

Options and Stock Issued to Non-Employees

      Transactions for goods or services in which consideration provided by the Company is in the form of stock options or stock are treated in accordance with SFAS No. 123. SFAS No. 123 requires the Company to record the fair value of the equity instrument issued or the fair value of the services received, whichever is readily measurable. When the fair value of the goods or services received cannot be reliably measured, the fair value of the equity instrument issued is calculated using the Black-Scholes option-pricing model.

      During 2000, the Company issued 16,754 shares of common stock for legal services rendered in connection with the issuance of common stock. These shares were recorded at the fair value of the services received, which approximated the fair value of the common stock, and is reflected as a reduction of the proceeds from the issuance of common stock in the accompanying consolidated balance sheets.

Comprehensive Income (Loss)

      Comprehensive income (loss) equals net loss for the periods presented.

Recent Accounting Pronouncements

      In June 1998 the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS is effective for fiscal years beginning after June 15, 2000. The Company does not believe the adoption of SFAS 133 (as amended by SFAS 138) will have a material effect on its results of operations or financial condition.

3. Related-Party Transactions

      During December 1998 and May 1999 the Company loaned two shareholder officers a total of $50,000 and $400,000, respectively. The notes are full recourse and are also secured by the common stock of the Company owned by the officers and bear interest at 10% per annum. Of the aggregate principal of $450,000, $250,000 is due on demand and $200,000 is due on January 25, 2001. The notes and accrued interest are reflected as notes receivable -- related parties in the accompanying consolidated balance sheets.

4. Income Taxes

      Deferred tax assets and liabilities as of December 31, 1999 and 2000 are determined based on the difference between the financial accounting and tax bases of assets and liabilities. Deferred tax assets and liabilities at the end of the year are determined using the enacted statutory tax rates expected to apply to taxable income in the years in which the deferred tax assets or liabilities are expected to be realized or settled.

      The Company has incurred net operating losses ("NOL") since commencing operations. As of December 31, 2000, the Company has total NOLs of approximately $77,000,000 available to offset its future income tax liability. The NOL carry forward begins expiring in 2012. A valuation allowance is provided when it is determined that some portion or all of the deferred tax assets may not be realized. Accordingly, since it currently is more likely than not that the net deferred tax assets resulting from the remaining NOLs and other deferred tax items will not be realized, a valuation allowance has been provided in the accompanying financial statements as of December 31, 1999 and 2000. The Company established the valuation allowance for the entire amount of the deferred tax assets attributable to the NOL carry forwards as well as for the net deferred tax assets created as a result of temporary differences between book and tax.

      If there is a change in ownership of greater than 50% of the outstanding shares of the Company's capital stock, the Company's ability to utilize its NOLs will be subject to limitations imposed by Internal Revenue Code Section 382. These limitations could significantly affect the Company's utilization of those NOLs. As of December 31, 2000, the Company had experienced no such change. Significant components of the Company's deferred tax assets and liabilities as of December 31, 1999 and 2000 are as follows (in thousands):

                                                       1999        2000
                                                     --------    --------
      Deferred tax assets:
        Net operating loss carry forwards ........   $  7,537    $ 29,393
        Deferred revenue .........................        283       2,222
        Other ....................................         75         145
                                                     --------    --------
                                                        7,895      31,760
                                                     --------    --------
      Deferred tax liabilities:
        Depreciation .............................         --        (776)
        Prepaid commissions ......................         --        (247)
                                                     --------    --------
                                                           --      (1,023)
                                                     --------    --------
      Net deferred tax assets before valuation
      allowance ..................................      7,895      30,737
      Valuation allowance ........................     (7,895)    (30,737)
                                                     --------    --------
      Net deferred tax assets ....................   $     --    $     --
                                                     ========    ========

5. Shareholders' Equity

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

      On December 2, 1999 and December 24, 1999 the Company issued 9,908,258 and 2,484,000 shares, respectively, of Series A convertible preferred stock for $2.02 per share for proceeds of $25,014,000. The convertible preferred stock was issued to third party investors. The conversion price of the outstanding shares as of December 31, 1999 was $2.02 per share. Prior to these transactions, the Company sold common stock at $2.78 per share to third party investors. As a result of the sale of the convertible preferred stock at conversion prices below the prices sold to common shareholders, the Company recorded a preferred stock dividend of $9,409,000 related to this beneficial conversion feature in accordance with EITF Issue 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." This dividend is reflected as an adjustment to arrive at net loss applicable to common shareholders in the accompanying consolidated statement of operations.

      On December 24, 1999 the Company issued warrants to purchase 546,480 shares of common stock at an exercise price of $5.37 per share to Microsoft Corporation ("Microsoft"). This warrant was issued in connection with entering into a five year Development, License, and Co-marketing Agreement (the "Agreement") with Microsoft that expires December 23, 2004. The warrant can be exercised by paying the cash exercise price or by surrendering common shares owned by Microsoft equal to the exercise price. The Agreement grants to Microsoft a non-exclusive perpetual license to proprietary installation tools for third-party hosted applications on Windows NT or Windows 2000. Microsoft has the sole right to terminate the Agreement if the Company fails to deliver the tools on a timely basis or if the Company fails to correct any errors in the tools on a timely basis, and Microsoft will provide technical consulting and writing services during the development of the tools. Additionally, in consideration of the obligations of Microsoft, the Company agreed to pay Microsoft 5% of the total gross revenues that the Company receives from third parties in consideration of its licensing and other exploitation of the tools for the five years following acceptance of the tools by Microsoft. During 2000, the Company made no payments to Microsoft under this arrangement. The Company recorded the value of the warrants, calculated using the Black-Scholes pricing model, of approximately $2,144,000 as deferred development costs and will amortize this amount to the cost of revenues over the five-year term of the Agreement. The Company recognized non-cash stock compensation expense related to these warrants of $11,000 and $428,800 for the years ended December 31, 1999 and 2000, respectively.

      In connection with a stock purchase agreement, on July 26, 2000, Microsoft invested an additional $7,500,000 in the Company in exchange for 625,000 shares of common stock. Microsoft also received an additional warrant to purchase 468,750 shares of common stock at an exercise price of $12.00 per share. The value of the warrants of approximately $3,764,000 was recorded as additional deferred development costs and will be amortized over the remaining term of the five-year Agreement. The Company recognized non-cash stock compensation expense related to these warrants of $392,000 for the year ended December 31, 2000.

      On January 28, 2000 the Company issued warrants to purchase up to 376,920 shares of common stock to Road Runner at an exercise price of $8.33 per share. These warrants were issued in connection with the entering into a Web hosting reseller agreement. This agreement requires the Company to provide hosting services at wholesale prices, to provide customers and technical support and to provide other services. Upon signing the Web hosting agreement, 108,000 of the warrants vested immediately. The remaining 268,920 vest based on the number of new customers provided through the Web hosting agreement; therefore, the total remaining warrants may never vest if the new customer targets are not met. In January 2000 the Company recorded expense of $654,000 related to the 108,000 warrants that vested upon the signing of the agreement. The Company will record additional expense in the future based on the number of warrants that vest based on performance targets as valued using the Black-Scholes pricing model at the time of vesting. As of December 31, 2000, no additional warrants have vested.

      On March 15, 2000 the Company entered into a stock purchase agreement with VeriSign. In connection with this financing transaction, the Company issued 744,825 shares of Series A preferred stock to VeriSign, at a purchase price of $5.37 per share for total proceeds of $4 million. The Company also issued a warrant to VeriSign to purchase 372,413 shares of common stock at an exercise price of $5.37 per share. The number of shares subject to the warrant may be adjusted to prevent dilution and each warrant will expire five years after its issuance. In addition, under the stock purchase agreement, on July 26, 2000, the Company issued 500,000 shares of common stock to VeriSign in exchange for an additional $6,000,000 in cash. In connection with the additional investment, the Company issued an additional warrant to purchase 375,000 shares of common stock at an exercise price of $12.00 per share. In conjunction with the initial investment, the Company entered into a 4-year premier program agreement with VeriSign. The Company recorded deferred expense of $2,444,000 for the value of the warrant issued on March 15, 2000, deferred expense of $2,207,000 for the difference between the purchase price of $5.37 per share and the fair value of the Company's common stock on that date of $8.33 per share and deferred expense of $3,011,000 for the values of the warrants issued on July 26, 2000. This deferred expense will be amortized over the remaining 4 year term of the premier program agreement entered into with VeriSign and the Company recognized non-cash cost of revenue of $1,233,000 for the year ended December 31, 2000.

      On May 8, 2000 the Company entered into a stock purchase agreement with Verizon Communications. In connection with this financing transaction, the Company issued 1,199,999 shares of Series A preferred stock to Verizon Communications at a purchase price of $8.33 per share. As a result of the sale of the convertible preferred stock at conversion prices below the fair market value of $12.00 for the common stock on the date of the issuance of the preferred stock, the Company recorded a preferred stock dividend of approximately $4,400,000 related to this beneficial conversion feature in accordance with EITF Issue 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." This dividend is reflected as an adjustment to arrive at net income applicable to common shareholders in the statement of operations for the year ended December 31, 2000. In addition, under the stock purchase agreement on July 28, 2000, the Company issued 1,250,000 shares of common stock to Verizon Communications ("Verizon") in exchange for an additional $15,000,000 in cash.

      Additionally, on May 8, 2000, the Company entered into a non-binding letter of intent with Verizon to enter into a business relationship. The non-binding letter of intent indicated that the parties would work to complete final versions of a marketing channel relationship agreement and a service provider agreement. On October 11, 2000 the parties executed final versions of these agreements. These agreements provide for Verizon to promote and co-brand the Company's products and services. The term of the agreements is three years and the Company will pay to Verizon 12.5% of any revenue received from customers with whom Verizon originates contact. The Company will record this amount as an offset to revenue in the statement of operations. In return for access to Verizon's customer base and for other consideration, on October 11, 2000 the Company issued to Verizon a warrant to purchase 3,132,000 shares of common stock at an exercise price of $18 per share. The warrant is exercisable for three years. The Company has measured the fair value of warrants issued to Verizon using the Black-Scholes pricing model as $4,885,000 and recorded this value of the warrants as deferred expense to be amortized over the 3 year term of the agreements starting in the fourth quarter of 2000. The Company recognized non-cash cost of revenue of $501,000 for the year ended December 31, 2000.

      The Company paid preferred stock dividends of $150,000 and $1,596,000 for the years ended December 31, 1999 and 2000, respectively.

      Simultaneous with the Company's initial public offering and pursuant to the contractual agreements with the preferred stockholders, all 14,337,082 shares of the Company's Series A preferred stock were converted into shares of common stock.

Common Stock

      During 1999 the Company sold 4,003,230 shares of common stock for net proceeds of $8,441,000. The common stock was sold to third-party investors and consultants at prices ranging from $0.46 to $2.78 per share. Of the total shares sold, 453,600 shares were sold to consultants at prices less than fair market value. The Company recognized non-cash compensation expense of $516,000 for the year ended December 31, 1999, related to these sales of common stock. The compensation expense is included in general and administrative expense in the accompanying statements of operations. During the third quarter of 1999 the Company issued 144,009 shares of common stock valued at $400,000 for costs related to sale of the above mentioned common stock and paid cash expenses of $256,000. The payment for stock issuance costs is reflected as a reduction of the proceeds from the issuance of common stock in the accompanying balance sheets.

      The Company completed its initial public offering on July 25, 2000. The Company sold 5,000,000 shares of common stock to the public and received net proceeds of approximately $53 million. On June 14, 2000, the Company's board of directors approved a 1.08 for one stock split on the Company's common stock, which was affected, in the form of a stock dividend on July 24, 2000. All share and per share data in the accompanying consolidated financial statements have been adjusted to reflect the split.

Stock Options

      During July 1999 the board of directors approved the Stock Incentive Plan (the "Plan"). As of December 31, 2000, 7,560,000 shares of common stock are reserved for the grant of qualified and nonqualified stock options and other incentive awards to employees of the Company. As of December 31, 2000, the Company has 933,090 options available for issuance under the Plan. The Plan provides for the grant of options to eligible employees and the board of directors determines the specific terms of each option grant, including vesting period and exercise price. The options generally vest over a three-year period, and 2,769,400 of the outstanding options and restricted stock grants fully vest upon a change of control, while the balance vest upon a change of control and loss of employment within six months of a change of control.

      On July 1, 1999 the Company issued options to purchase 108,000 shares of common stock to an employee at an exercise price of $0.01 per share. The fair market value on the date of grant was estimated to be $2.78 per share. The Company recorded deferred compensation of $300,000 related to this grant. The deferred compensation will be amortized over the vesting period of the options, which is three years from July 1, 1999. The Company amortized $51,000 and $100,000 for the years ended December 31, 1999 and 2000, respectively. The compensation expense is included in non-cash general and administrative compensation expense in the accompanying consolidated statements of operations.

      During 1999 the Company granted options to purchase 1,728,000 shares of common stock to consultants at exercise prices ranging from $0.01 to $2.78 per share. The Company recognized non-cash compensation expense of $3,695,000 related to the issuance to these options. The options were valued using the Black Scholes pricing model. The Company amortized $2,970,000 and $705,000 for the years ended December 31, 1999 and 2000, respectively in non-cash general and administrative compensation expense in the accompanying consolidated statements of operations.

      In 2000, the Company granted options under the Plan to purchase 3,505,796 shares of common stock to employees at exercise prices ranging from $2.56 to $8.88 per share, of which 2,486,996 vest ratably over a three-year period. Of the remaining balance, 793,800 options vest over a three-year period beginning July 25, 2000 and 225,000 vests monthly over a 2-year period. In addition, on December 22, 2000, the Company granted 600,000 restricted shares under the Plan. These shares vest 50% at 12 months and 50% at eighteen months from the grant date, and accelerate upon change of control. The Company recorded deferred compensation of $8,951,000 related to the grant of stock options and restricted stock at less than fair market value. The Company amortized $2,095,000 for the year ended December 31, 2000 in non-cash general and administrative compensation expense in the accompanying statements of operations.

      The following table summarizes the issuance of options (excluding 600,000 shares of restricted stock issued under the Plan):

                                                                                   Weighted
                                                           Number      Range of     Average
                                                             of        Exercise    Price Per
                                                          Options       Prices      Share
                                                         ----------   -----------  ---------
      Outstanding at December 31, 1998 ..............            0                  $0.00
        Granted .....................................    4,765,500    $0.01-$5.37   $2.53
        Forfeited ...................................      (42,660)   $2.78-$5.37   $3.18
                                                        ----------
      Outstanding at December 31, 1999 ..............    4,722,840    $0.01-$2.78   $2.50
                                                        ==========
      Vested Options exercisable at December 31, 1999    1,728,000    $0.01-$2.78   $1.56
                                                        ==========

      Options Granted in 2000:
          Option Price equals Fair Market Value .....      969,880    $2.56-$8.88   $5.70
          Option Price less than Fair Market Value ..    2,535,916    $2.78-$8.88   $6.65
        Options Exercised ...........................   (1,371,959)   $0.01-$2.78   $1.18
        Options Forfeited ...........................     (905,726)   $2.78-$8.88   $4.04
                                                        ----------
      Options Outstanding as of December 31, 2000 ...    5,950,951    $0.01-$8.88   $4.86
                                                        ==========
      Options Exercisable as of December 31, 2000 ...    1,465,257    $2.78-$8.33   $3.83
                                                        ==========
      Weighted Average Fair Value ...................   $   6.0874
                                                        ==========
          Option Price equals Fair Market Value .....   $   5.3369
                                                        ==========
          Option Price less than Fair Market Value ..   $   6.3393
                                                        ==========

Statement of Financial Accounting Standards No. 123

      In accordance with SFAS No. 123 the Company has computed, for pro forma disclosure purposes, the estimated fair value of all options for shares of the Company's common stock granted to employees during the years ended December 31, 1999 and 2000 using the Black-Scholes option-pricing model and based on the following assumptions:

                                                       1999     2000
                                                     ---------------
                 Risk-free interest rate ..........  5.8%-6.6%   6.2%
                 Expected dividend yield ..........         0%     0%
                 Expected forfeiture rate .........       5.0%   6.8%
                 Expected volatility ..............        88%   116%

      No options were granted for the year ended December 31, 1998. The total fair value of the options granted to employees during the year ended December 31, 1999 and 2000 was computed as $5,660,131 and $18,750,626, which would be amortized over the vesting period of the options. If the Company had accounted for these options in accordance with SFAS No. 123, the Company's reported pro forma net loss attributable to common shareholders and net income (loss) per share attributable to common shareholders for the years ended December 31, 1999 and 2000 would have been as follows (in thousands, except per share data):

                                                       1999         2000
                                                     --------    --------
      Net loss:
        As reported ..............................   $(16,784)   $(66,956)
        Loss applicable to common shareholders ... (26,343) (72,952) Loss applicable to common shareholders
           pro forma for SFAS No. 123 ............    (26,829)    (82,654)
      Net loss per share:
        Loss applicable to common shareholders as
           reported ..............................      (1.23)      (2.14)
        Loss applicable to common shareholders pro
           forma for SFAS No. 123 ................      (1.25)      (2.42)

      The following table summarizes the exercise price range, weighted average exercise price, and remaining contractual lives by year of grant for the number of options outstanding and exercisable as of December 31, 2000:

                                 OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
      ---------------------------------------------------------------------------   ------------------------------------
                           Outstanding as   Weighted-Average                         Exercisable as
           Range of       of December 31,       Remaining       Weighted-Average    of December 31,     Weighted-Average
      Exercisable Prices        2000        Contractual Life    Exercisable Price         2000           Exercise Price
      ------------------  ---------------   ----------------    -----------------   ---------------     ----------------
         $0.00-$1.00               72,000            9.8              $0.01                    0             $0.00
         $1.01-$2.78            2,296,611            7.0              $2.78              978,671             $2.78
         $2.79-$5.37            2,123,780            9.0              $5.07              390,154             $5.36
         $5.38-$8.88            1,458,560            8.9              $8.08               96,432             $8.33
                                ---------            ---              -----            ---------             -----
                                5,950,951            8.4              $4.86            1,465,257             $3.83
                                =========                                              =========

6. Commitments and Contingencies

Lease Obligations

      The Company leases certain buildings and equipment under capital and operating leases expiring at various dates through 2009. Some of the leases contain bargain purchase options. The following details operating and capital lease obligations as of December 31, 2000 (in thousands):

                                                          Operating Leases
                                                          and Other Future
                                         Capital Leases  Minimum Commitments
                                         --------------  -------------------

             2001....................        $ 8,276           $13,990
             2002....................          7,471            12,512
             2003....................          2,095            10,617
             2004....................             57             5,608
             2005 and thereafter.....             --            32,558
                                             -------           -------
                       Total.........        $17,899           $75,285
                                             =======           =======

      The total amount of assets under capital lease as of December 31, 1999 and 2000 was $4,119,000 and $20,606,000, respectively, and the total obligation related to those capital leases was $3,591,000 and $15,737,000, respectively. Operating rent expense was $115,000, $820,000, and $6,144,000 for the years ended December 31, 1998, 1999 and 2000, respectively.

Equipment Commitments

      As of December 31, 2000, the Company had commitments of approximately $2,300,000 in capital expenditures outstanding for expanded network and facilities. The expansion of the Company's network and facilities began in 1999 and will be completed during 2001. The assets were classified as construction in progress as of December 31, 1999 and 2000.

      On May 15, 2000, the Company executed a loan agreement in the amount of $3,000,000 to finance a portion of these capital expenditures. On October 3, 2000, this agreement was increased to $6,000,000. The loan is secured by the related assets, bears interest at 16.1% per year and has a three-year term.

      On June 30, 2000, the Company executed an amendment to a master lease and financing agreement with Compaq Financial Services Corporation, which provides a line of credit for the purchase and lease of equipment in the amount of $29,500,000. Additionally, on June 30, 2000 the Company executed a supplemental master lease and financing agreement with Hewlett-Packard Corporation, which increased the equipment financing line of credit by $12,000,000 to $20,000,000.

      In connection with these agreements, the Company issued warrants to purchase 190,653 shares of common stock at exercise prices ranging from $8.33 to $12.00 per share. The Company recorded prepaid interest of $1,373,000 related to the issuance of these options using the Black Scholes pricing model. Interest expense is incurred ratably over the life of the financing arrangements. The Company amortized $178,000 for the year ended December 31, 2000 in interest expense in the accompanying consolidated statements of operations.

      On December 14, 2000 the Company executed a master lease agreement with a diversified financial services company for up to $12,000,000 to finance expansion of the data center.

Advertising Commitments

      In July 2000, the Company entered into an agreement with a strategic partner, which required both parties to spend $6 million in joint marketing over a three-year period ending November 2003. For the year ended December 31, 2000, the Company incurred $887,000 of marketing expenses under this agreement, which is reflected in sales and marketing expenses in the accompanying consolidated statement of operations.

7. Employee Benefit Plans

      On January 1, 2000 the Company adopted a 401(k) Plan, a defined contribution plan covering substantially all employees of the Company. Under the plan's deferred compensation arrangement, eligible employees who elect to participate in the plan may contribute between 1% and 15% of eligible compensation, as defined, to the plan. The Company, at its discretion, may elect to provide for either a matching contribution or a discretionary profit-sharing contribution or both. The Company did not elect to provide a discretionary match in 2000.

      In July 2000 the Company adopted an Employee Stock Purchase Plan under which qualified employees have the right to purchase common stock on a semi-annual basis through payroll deductions. The price to be paid for each share of common stock under the plan is 85% of the fair market value at the beginning or the end of each six-month period, whichever is lower. Total payroll deductions may not exceed 10% of the employee's annual compensation and may not exceed $25,000 per year. Under the plan, 540,000 shares of common stock have been reserved, and no shares were issued in 2000.

8. Geographic Area Information

      The Company's business activities are represented by a single industry segment, web site and application hosting. For management purposes, the Company is segmented into two geographic areas: North America and Europe. The Company's net sales by geographic area are as follows:

                              United States     Europe        Total
                              -------------     ------        -----
                1998              $ 1,387        $  0        $ 1,387
                1999                9,121           0          9,121
                2000               33,728         535         34,263

      At December 31, 2000 the Company's assets outside of the United States, consisting principally of cash, accounts receivable and office equipment, are approximately $2,728,000.

9. Subsequent Event

      On January 2, 2001 the Company decided to shut down its office in Amsterdam, The Netherlands. A Plan was put into place during January and a reserve for $2,300,000 was booked in January to cover the costs associated with the closure of the office. The Company has transferred all European customers to its U.S. facility and will service and support them from the U. S.

10. Quarterly Information (Unaudited)

                         Q1         Q2        Q3          Q4          Q1          Q2          Q3          Q4
                        1999       1999      1999        1999        2000        2000        2000        2000
                      -------    -------    -------    --------    --------    --------    --------    --------
Revenues ..........   $ 1,009    $ 1,688    $ 2,582    $  3,842    $  6,268    $  8,157    $  9,430    $ 10,408
Cost of revenues ..       766      1,317      1,953       3,018       6,289       7,942       8,159      11,104
                      -------    -------    -------    --------    --------    --------    --------    --------
Gross margin ......       243        371        629         824         (21)        215       1,271        (696)
                      -------    -------    -------    --------    --------    --------    --------    --------
Net Loss ..........    (1,436)    (3,610)    (4,887)     (6,851)    (10,784)    (17,968)    (18,124)    (20,080)
                      =======    =======    =======    ========    ========    ========    ========    ========
Net loss applicable
  to common
  shareholders ....    (1,436)    (3,610)    (4,887)    (16,410)    (11,335)    (23,168)    (18,369)    (20,080)
                      =======    =======    =======    ========    ========    ========    ========    ========
Basic and diluted
  net loss per
  shareholders ....   $ (0.07)   $ (0.17)   $ (0.23)   $  (0.70)   $  (0.48)   $  (0.93)   $  (0.45)      (0.43)
                      =======    =======    =======    ========    ========    ========    ========    ========

    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

      We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Interland, Inc. and subsidiary included in this Form 10-K, and have issued our report thereon dated February 9, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index on page 43 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP
Atlanta, Georgia
February 9, 2001

Schedule

                                 Interland, Inc.
                        VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 1998, 1999, and 2000

                                           Balance at     Charged to                                    Balance at
                                          Beginning of    Costs and       Charged to                        End
                 Classification               Year        Expenses     Other Accounts     Deductions      of Year
                 --------------               ----        --------     --------------     ----------      -------
1998    Allowance for doubtful accounts     $    --       $     --       $       --       $        --      $     --
        Allowance for customer returns           --             --               --                --            --

1999    Allowance for doubtful accounts          --             --               --                --            --
        Allowance for customer returns           --             --           29,000                --        29,000

2000    Allowance for doubtful accounts          --        185,000               --                --       185,000
        Allowance for customer returns       29,000             --        1,302,000        (1,204,000)      127,000