Form 10-K405/A
period 2000-12-31
INTERLAND INC
filed 2001-05-01
CIK 1085586

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                          Amendment No. 1 to Form 10-K

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Aggregate market value of Common Stock held by non-affiliates as of April 15, 2001: $34,182,939

Number of shares of Common Stock outstanding as of April 15, 2001: 47,348,585

Documents incorporated by reference: None

      This Amendment No. 1 on Form 10-K/A to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 is being filed to include information required to be set forth in Part III of the report.

                                    PART III

ITEM 10. EXECUTIVE OFFICERS, DIRECTORS AND OTHER KEY EMPLOYEES OF THE REGISTRANT

The following sets forth information regarding our executive officers:

Name                                      Age                             Position
----                                      ---                             --------
Executive Officers and Directors
Kenneth Gavranovic                         30    Chairman of the Board and Chief Executive Officer
David N. Gill                              46    President, Chief Operating Officer and Director
Mark K. Alexander                          35    Senior Vice  President of Sales, Marketing and Business
                                                 Development
H. Christopher Covington                   51    Senior Vice President, General Counsel, and Secretary
Jeffrey Ehrlich                            55    Senior Vice President of Operations
Nicholas Farsi                             48    Senior Vice President and Chief Information Officer
Robert Malally                             30    Senior Vice President and Chief Technology Officer
Maryjane Stevens                           45    Senior Vice President and Chief Financial Officer
Clyde A. Heintzelman                       62    Director
Andrew E. Jones                            37    Director
Gregg A. Mockenhaupt                       30    Director
William E. Whitmer                         67    Director
Frederick W. Field                         48    Director
Other Key Employees:
C. Timothy Allaway                         42    Vice President of Customer Service
Fabrice Klein                              33    Vice President of Corporate Development
Edward Wolff                               30    Vice President of Human Resources

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

      David N. Gill has served as our President and Chief Operating Officer since January 2001 and as our Executive Vice President and Chief Financial Officer from February 2000 to January 2001. Mr. Gill served as Chief Financial Officer from July 1996 to February 2000 and as Chief Operating Officer from February 1997 to February 2000 of Novoste Corporation, a publicly traded medical device company. From August 1995 to June 1996, he served as Chief Financial Officer of SPEA Software AG before its sale to Diamond Multimedia, Inc. From 1992 to 1995, Mr. Gill served as President and director of Dornier Medical Systems, Inc., a medical device company and a member of the Daimler Benz Group, and from 1990 to 1992 he served as Dornier's Vice President of Finance. Mr. Gill received an M.B.A. from Emory University and a B.S. degree in Accounting from Wake Forest University, and was formerly a Certified Public Accountant.

      Mark K. Alexander has served as our Senior Vice President of Sales, Marketing and Business Development since April 2000. From October 1998 to April 2000, he was employed by the international division of BellSouth Corporation as the Vice President of Marketing from December 1999 to April 2000 and Executive Director of Marketing from October 1998 to November 1999. Before joining BellSouth, Mr. Alexander was employed by Scientific-Atlanta from August 1994 to October 1998. At Scientific-

Atlanta, Mr. Alexander served as the Managing Director of the Asia Pacific region from July 1995 to October 1998 and the Regional Sales Director of the Europe, Middle East and Africa region from August 1994 to July 1995. Mr. Alexander received a B.S. in Management from the Georgia Institute of Technology and an MBA from Emory University.

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

      Jeffrey Ehrlich has served as our Senior Vice President of Operations since December 2000. Previously, Mr. Ehrlich held the position of Chief Technology Officer at National Data Corporation, from October 1992 to December 2000, where he was responsible for technology strategy and technology operations. Prior to this, he held a number of management and technology positions with the General Electric Company for 23 years where he started his career. Most recently at GE, he was Manager of Information Technology for GE Medical Systems and Manager of Applications Technology at GE Corporate Headquarters. Mr. Ehrlich received a B.S. in Electrical Engineering from the University of Rhode Island, an M.S. degree in Computer Science from Rensselaer Polytechnic Institute, and an M.S. degree in Management from Rensselaer Polytechnic Institute.

      Nicholas Farsi has served as our Senior Vice President and Chief Information Officer since September 2000. From March 2000 to September 2000 he was employed by Avana Communication as Chief Information Officer. From January 1994 to March 2000 Mr. Farsi served as Senior Director of Information Technology for BellSouth Cellular Corporation. In July 1979, Mr. Farsi started his information technology career with Federated Systems Group, a subsidiary of Federated Department Stores as a computer programmer and from February 1991 to January 1994 served as Divisional Vice President of Application Development. Mr. Farsi received his B.S. in Business Administration from the Citadel, Military College of South Carolina.

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

      Maryjane Stevens has served as our Chief Financial Officer since March 2001, Senior Vice President, Finance from March 1999 to March 2001 and as a director from December 1999 to March 2000. From August 1996 to February 1999, she was employed by Vanstar Corporation in the roles of Finance Director, Mergers and Acquisitions and Internal Audit Director. Before her employment with Vanstar, from 1983 to 1994, Ms. Stevens served in a number of financial positions with Digital Equipment Corporation. Ms. Stevens received a B.S. in Accounting from Bentley College in Waltham, Massachusetts.

      Clyde Heintzelman has served as a director since December 1999. Mr. Heintzelman has served as the President of Net2000 Communications, Inc., a publicly traded telecommunications company, since November 1999. Mr. Heintzelman has been a director of Net2000 since March 1997. From December 1998 to November 1999, Mr. Heintzelman served as President and Chief Executive Officer of SAVVIS Communications Corporation, a national Tier 1 Internet service provider. From May 1995 to September 1997, he was President and Chief Operating Officer of DIGEX Incorporated, an Internet service provider and web hosting company providing service to markets in the 50 largest metropolitan areas in the U.S. In mid-1997, DIGEX was sold to Intermedia Communications, Inc., a national CLEC, and from October 1997 to November 1998, he served as a retained business consultant to Intermedia. In addition, from 1964 to 1992, Mr. Heintzelman held a variety of executive positions with Bell Atlantic Corporation. Mr. Heintzelman also serves on the boards of directors of Optelecom, Inc., a fiber optic device company, SAVVIS Communications, and TeleCommunication Systems, Inc., a wireless software developer. Mr. Heintzelman received a B.A. in Marketing from University of Delaware and attended graduate school at Wharton, the University of Pittsburgh, and the University of Michigan. Mr. Heintzelman is a member of the Compensation Committee of the board of directors.

      Andrew Jones has served as a director since December 1999. Mr. Jones is a General Partner of Boulder Ventures Limited, a venture capital investing firm. Before joining Boulder Ventures in January 1999, Mr. Jones was an investment analyst with Grotech Capital Group from March 1996 through December 1998. Before joining Grotech, Mr. Jones was a manager with the telecommunications practice of Deloitte & Touche Consulting Group from 1992 through 1996. Before working at Deloitte & Touche, Mr. Jones was with Andersen Consulting from 1990 through 1992. Mr. Jones currently serves on several private company boards of directors. Mr. Jones received a B.S. in Electrical Engineering from Cornell University, a Master of Electrical Engineering from Cornell University, and an MBA from the University of Chicago. Mr. Jones is a member of the Audit Committee of the board of directors.

      Gregg Mockenhaupt has served as a director since December 1999. Since March 1996, Mr. Mockenhaupt has served as a Managing Director of Crest Communications Holdings, LLC, a private investment firm that was formed in 1996 to focus on communications-related investments and which is the manager of Crest Communications Partners, L.P. and Crest Entrepreneurs Fund, L.P. Before joining Crest in March 1996, Mr. Mockenhaupt was an Associate in the Mergers & Acquisitions Group of Smith Barney Inc. from June 1994 to March 1996. Mr. Mockenhaupt currently serves on several private company boards of directors. Mr. Mockenhaupt received a B.S. in Economics from the Wharton School of the University of Pennsylvania. Mr. Mockenhaupt is a member of the Executive Committee, Compensation Committee and Audit Committee of the board of directors.

      William Whitmer has served as a director since March 2000. He retired in 1992 as a Certified Public Accountant and management consultant. From 1989 until his retirement in 1992, he was a partner of Ernst & Young, having served as the Associate Managing Director of that firm's southern United States management consulting group. From 1968 through 1989, Mr. Whitmer was a partner of Arthur Young & Company, having served as the Managing Partner of its East and Southeast United States regions of the management consulting practice from 1975 through 1989. Mr. Whitmer has served on the board of directors of Novoste Corporation, a medical device company, since October 1992. Mr. Whitmer received a B.A. in Economics from Denison University. Mr. Whitmer is a member of the Audit Committee of the board of directors.

      Ted Field has served as a director since June 2000. Currently, Mr. Field serves as Chairman of the Board and Chief Executive Officer of Radar Pictures, Inc., a film production company. From 1990 to 2000, Mr. Field served as Co-Chairman of Interscope Records, a music production company. From 1979 to 1997, Mr. Field served as Chairman of the Board and Chief Executive Officer of Interscope Communications, Inc. Additionally, Mr. Field serves on the board of directors of several privately held companies.

Other Key Employees

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

      Edward Wolff has served as our Vice President of Human Resources since July 2000. From May 1998 to July 2000, Mr. Wolff served as Director of Human Resources for EarthLink, Inc. From August 1993 to May 1998, he served as Director of Human Resources for Charter Communications. Mr. Wolff received a B.B.A. degree in Business Administration from Hofstra University. He currently serves as Chapter President for Society for Human Resource Management of Atlanta and resides on the Board of Directors for the Society for Human Resource Management.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and with the National Association of Securities Dealers, Inc. Officers, directors and ten-percent shareholders are required by SEC regulations to furnish us with copies of all
Section 16(a) forms that they file.

      Based solely on our review of the copies of such forms received by us and information furnished to us by such persons, we believe that during our fiscal year ended December 31, 2000, all of our officers, directors and ten-percent shareholders complied with the Section 16(a) reporting requirements.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

      The following table sets forth certain information for each of our last three fiscal years concerning compensation paid by us to our chief executive officer and each of our four other most highly compensated executive officers who were so employed during fiscal year 2000. We refer to these individuals elsewhere in this report as our "named executive officers."

                                                                                    Long-Term Compensation
                                                  Annual Compensation                       Awards
                                          -----------------------------------   -----------------------------
                                                                    Other         Restricted     Securities
                                                                    Annual           Stock       Underlying       All Other
Name and Principal Position(s)   Year     Salary      Bonus      Compensation       Awards         Options       Compensation
------------------------------   ----     --------   --------    ------------     -----------    ----------      ------------
Kenneth Gavranovic............   2000     $251,158   $ 58,600         -                -              -               -
   Chairman and Chief            1999     $142,154   $ 23,190         -                -           324,000            -
   Executive Officer             1998     $ 47,211   $  2,000         -                -              -               -

David N. Gill.................   2000     $210,878   $125,000         -            $637,500(1)     525,000            -
   President and Chief
   Operating Officer (2)

H. Christopher Covington......   2000     $170,595   $ 46,880         -            $159,375(1)     216,000            -
   Senior Vice President,
   General Counsel and
   Secretary (3)

Mark K. Alexander.............   2000     $124,884   $ 41,020         -            $159,375(5)     260,000            -
   Senior Vice President-Sales
   Marketing and Business
   Development (4)

Rahim Shah....................   2000     $199,415      -             -                      -        -          $20,000 (7)
   Executive Vice President -    1999     $ 25,385      -         $12,000(8)                 -     189,000            -
   Operations (6)

----------

(1) In December 2000, we issued Messrs. Gill and Covington 300,000 and 75,000 shares of common stock, respectively, pursuant to restricted stock agreements. The closing sale price of our common stock on the Nasdaq National Market on December 22, 2000, the date of issuance, was $2.125. These shares vest as follows: 50% on the first anniversary of the date of grant, and the remaining 50% 18 months after the date of grant. These shares will become immediately vested upon the occurrence of a change in control, as that term is defined in each respective restricted stock agreement.

(2)   Mr. Gill's employment commenced on February 16, 2000.

(3)   Mr. Covington's employment commenced on February 14, 2000.

(4)   Mr. Alexander's employment commenced on April 3, 2000.

(5) In December 2000, we issued Mr. Alexander 75,000 shares of common stock pursuant to a restricted stock agreement. The closing sale price of our common stock on the Nasdaq National Market on December 22, 2000, the date of issuance, was $2.125. These shares vest as follows: 37,500 on December 22, 2001 and 37,500 on June 22, 2002.

(6) Mr. Shah's employment commenced on October 26, 1999 and ended November 10, 2000 upon his resignation as Executive Vice President-Operations.

(7) Mr. Shah was paid a lump-sum payment of $20,000 in connection with his resignation as Executive Vice President-Operations on November 10, 2000.

(8) Mr. Shah was paid a signing bonus of $12,000 in connection with his employment agreement.

Option Grants in Last Fiscal Year (1)

      The following table sets forth further information on grants of stock options during our fiscal year 2000 to each of the named executive officers, if any were granted. No stock appreciation rights were granted during fiscal year 2000. The hypothetical gains or "option spreads" that would exist for the respective options, based on assumed rates of annual compound stock appreciation of 5% and 10% from the date the options were granted over the full option term, are also reflected.

                                                                                                   Potential Realizable
                                                                                                     Value at Assumed
                                                                                                Annual Rates of Stock Price
                                                  Individual Grants                          Appreciation for Option Terms(2)
                               ---------------------------------------------------------     --------------------------------
                                                   Percent of
                                   No. of        Total Options
                                 Securities        Granted to
                                 Underlying       Employees in    Exercise    Expiration
Name                           Option Granted     Fiscal Year       Price        Date              5%               10%
----                           --------------    --------------   --------    ----------     --------------    -------------
Kenneth Gavranovic.........             -                -              -          -                  -                 -
David N. Gill..............       486,000(3)         13.86%         $5.37       2/16/10      $3,984,564(8)     $7,890,635(8)
                                   39,000(4)          1.11%         $4.72      10/13/10      $  115,767        $  293,376
H. Christopher Covington...       216,000(5)          6.16%         $5.37       2/14/10      $1,770,918(8)     $3,506,949(8)
Mark K. Alexander..........       189,000(6)          5.39%         $8.33        4/1/10      $  990,113(8)     $1,519,027(8)
                                   71,000(7)          2.03%         $4.22      10/13/10      $  210,755        $  534,095
Rahim Shah.................             -                -              -          -                  -                 -

----------

(1) We granted options to purchase 3,505,796 shares of our common stock under our Stock Incentive Plan in the year ended December 31, 2000. The options expire ten years after the date of grant.

(2) These amounts represent assumed rates of appreciation only. Actual gains, if any, on stock option exercises and holdings of common stock are dependent upon the future performance of the shares and the overall market conditions. There can be no assurance that the amounts reflected in this table will be achieved.

(3) Mr. Gill's options vest as follows: 162,000 vested on July 1, 2000, 162,000 vested on January 1, 2001, and the remaining 162,000 vest on February 16, 2003.

(4) Mr. Gill's options vest beginning one year from the date of grant in 33 1/3% increments on the anniversary of the date of the grant.

(5) 72,000 of Mr. Covington's options have vested. The remaining options vest as follows: 36,000 on July 1, 2001, 36,000 vest on February 14, 2002, 36,000 options vest on July 1, 2002 and the remaining 36,000 vest on February 14, 2003.

(6) 31,500 of Mr. Alexander's options have vested. The remaining options vest as follows: 31,500 on April 1, 2001, 63,000 on April 1, 2002, and 63,000
      on April 1, 2003.

(7) Mr. Alexander's options vest one year from the date of grant in 33?% increments on the anniversary date of the grant.

(8)   Based on a fair market value determined by management of $8.33.

Fiscal Year-End Option Values

      The following table sets forth the fiscal year-end value of unexercised options held by the named executive officers at the end of fiscal 2000.

                                                              Number of Securities           Value of Unexercised
                                                             Underlying Unexercised         In-the-Money Options at
                                                           Options at Fiscal Year End         Fiscal Year End(1)
                                                           ---------------------------    ---------------------------
                                 Shares
                              Acquired on      Value
Name                            Exercise      Realized     Exercisable   Unexercisable    Exercisable   Unexercisable
--------------------------    -----------     --------     -----------   -------------    -----------   -------------
Kenneth Gavranovic........         -             -           108,000         216,000        $77,760          $155,520
David N. Gill.............         -             -           324,000(2)      201,000             $0                $0
H. Christopher Covington..         -             -            72,000         144,000             $0                $0
Mark K. Alexander.........         -             -            31,500         228,500             $0                $0
Rahim Shah (3)............         -             -            63,000         126,000        $45,360          $405,720

----------
(1) As required by the rules of the Securities and Exchange Commission, the value of unexercised in-the-money options is calculated based on the closing sale price of our common stock on the Nasdaq National Market as of the last business day of our fiscal year, December 31, 2000, which was $3.50 per share.

(2) By agreement dated January 5, 2001 in consideration of his promotion to President and Chief Operating Officer, we agreed to accelerate the vesting of certain of Mr. Gill's options. Options to purchase up to 162,000 shares of our common stock, which were originally exercisable on August 21, 2001 and February 16, 2002, were accelerated to vest on January 1, 2001.

(3) We entered into a severance agreement with Rahim Shah dated November 20, 2000. Under the agreement, Mr. Shah's options will continue to vest through December 15, 2001, and will be exercisable through January 5, 2002.

Employment Agreements

      We have entered into employment agreements with Kenneth Gavranovic, our Chairman and Chief Executive Officer; David N. Gill, our President and Chief Operating Officer; H. Christopher Covington, our Senior Vice President, General Counsel and Secretary; and Mark K. Alexander, our Senior Vice President, Sales, Marketing and Business Development. Each agreement is for a three-year term. In addition to the specific terms of each agreement that are described below, each of the agreements provides for participation in benefits of the type normally provided to key executives, including participation in Interland's stock incentive plan. Specific terms of each named executive officer's employment agreement are as follows:

      o Mr. Gavranovic's agreement, which expires December 2, 2002, provides for a base salary of $250,000. In addition, Mr. Gavranovic's agreement provides for an annual stock option bonus for a minimum number of shares of common stock equal to $200,000 divided by the fair market value of our common stock on the date of grant.

      o Mr. Gill's agreement, which expires February 16, 2003, provides for an initial base salary of $250,000. Mr. Gill's agreement provides for an annual bonus of up to 20% of his base salary, and a one-time grant of an option to purchase 486,000 shares of our common stock.

      o Mr. Covington's agreement, which expires February 14, 2003, provides for an initial base salary of $200,000. Mr. Covington's agreement provides for an annual bonus of up to 15% of his base salary, and a one-time grant of an option to purchase 216,000 shares of our common stock.

      o Mr. Alexander's agreement, which expires April 1, 2003, provides for an initial base salary of $175,000. Mr. Alexander's agreement provides for an annual bonus of up to

            20% of his base salary, and a one-time grant of an option to purchase 189,000 shares of our common stock.

      Under each agreement, if the executive's employment is terminated without cause, or is terminated by the executive as a result of disability or other good reason as described in the agreement, the executive will continue to receive payment of his base salary for the greater of one year or the unexpired portion of the term of the agreement. Each executive also has agreed not to compete with us during the term of their respective agreements, and for a period of one year following the termination of their employment. The agreements contain customary proscriptions against solicitation of employees and the misuse of confidential information, and contain work-for-hire provisions addressing works, inventions or other ideas developed by each executive during their respective terms of employment.

Separation Agreement with Former Executive Vice President

      In connection with the resignation of Rahim Shah as our Executive Vice President and a director, we entered into a separation agreement with Mr. Shah as of November 20, 2000. Under this agreement, we made a lump-sum payment of $20,000 to Mr. Shah, and agreed to continue to pay Mr. Shah his base salary through December 15, 2001 as severance and consideration for releases from him and the termination of all obligations by us under former employment agreement with him. In addition, the agreement provides that Mr. Shah's options for shares of our common stock will continue to vest through December 15, 2001, and will be exercisable through January 5, 2002. We also agreed to continue certain health benefits and insurance coverage for Mr. Shah under the agreement.

Director Compensation

      Directors who are employees or affiliated with principal shareholders receive no additional compensation for their services as directors. We compensate other directors as follows: $1,000 for each Board or committee meeting attended in person, and $500 for each Board or committee meeting attended by telephone. We reimburse all of our directors for the travel and other expenses they incur in connection with attending Board or committee meetings. Non-employee directors are also eligible to participate in our Stock Incentive Plan at the discretion of the full board of directors. We have granted Messrs. Heintzelman, Whitmer and Field options to purchase 56,700 shares of our common stock at $5.37, $8.33 and $8.33 per share, respectively and an additional grant of 18,300 shares at $4.72 per share. These options vest monthly over the first 24 months after the date of grant.

Compensation Committee Interlocks And Insider Participation

      The members of our Compensation Committee are Messrs. Gavranovic, Mockenhaupt and Heintzelman. Mr. Gavranovic currently serves as our Chairman and Chief Executive Officer. Mr. Mockenhaupt is a Managing Director of Crest Communications Holdings, LLC, which is the manager of Crest Communications Partners, L.P. and Crest Entrepreneurs Fund, L.P., which together own an aggregate of 3,963,303 shares of our common stock as a result of the conversion of shares of our Series A Preferred Stock, originally purchased on December 2, 1999 for $8.0 million.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

      The following table sets forth as of April 15, 2001, certain information concerning the beneficial ownership of our common stock, which is our only outstanding class of voting stock, by (i) each person known to us to beneficially own more than 5% of our common stock, (ii) each director, nominee for director, and designated highly compensated executive officer, and (iii) all of the directors and executive officers as a group. Unless otherwise indicated below, the persons named below had sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

Name of Beneficial Owner                                            Shares Beneficially Owned    Percent(1)
------------------------                                            -------------------------    ----------
Kenneth Gavranovic (2) ...............................................       9,120,523             19.22%
David N. Gill (3) ....................................................         625,000              1.31%
H. Christopher Covington (4) .........................................         147,000                 *
Mark K. Alexander (5) ................................................         138,000                 *
Robert Malally (6) ...................................................          70,000                 *
Nicholas Farsi (7) ...................................................          50,000                 *
Jeffrey L. Ehrlich (8) ...............................................          25,000                 *
Maryjane Stevens (9) .................................................          62,800                 *
Andrew E. Jones (10) .................................................       1,733,945              3.66%
Clyde A. Heintzelman (11) ............................................          41,535                 *
Gregg A. Mockenhaupt (12) ............................................       3,963,302              8.37%
William E. Whitmer (13) ..............................................          41,960                 *
Frederick W. Field (14) ..............................................          37,811                 *
Waldemar Fernandez (15) ..............................................       8,272,523             17.39%
Crest Partners II, LLC (16) ..........................................       3,963,302              8.37%
Microsoft Corporation (17) ...........................................       4,124,230              8.53%
BancBoston Ventures, Inc. (18) .......................................       2,482,064              5.24%
Bell Atlantic Investments, Inc. (19) .................................       2,449,999              5.17%
West Highland Capital, Inc (20) ......................................       2,773,800              5.86%
All Executive Officers and Directors as a group (13 persons) (21) ....      16,056,876             33.38%

----------

*     Denotes less than 1%.

(1) The percentages shown are based on 47,348,585 shares of Common Stock outstanding on April 15, 2001 plus, as to each person and group listed, the number of shares of Common Stock deemed owned by such holder pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), assuming the exercise of options held by such holder that are exercisable within 60 days of April 15, 2001.

(2) Includes 108,000 shares subject to exercisable options. Does not include an aggregate of 70,200 shares issuable to Mr. Gavranovic's mother pursuant to exercisable options, with respect to which Mr. Gavranovic disclaims beneficial ownership. Mr. Gavranovic's address is 303 Peachtree Center Avenue, Suite 500, Atlanta, Georgia 30303.

(3) Includes 324,000 shares subject to exercisable options. Also includes 300,000 shares that are restricted and subject to forfeiture over an 18-month period from December 22, 2000.

(4) Includes 72,000 shares subject to exercisable options. Also includes 75,000 shares that are restricted and subject to forfeiture over an 18-month period from December 22, 2000.

(5) Includes 63,000 shares subject to exercisable options. Also includes 75,000 shares that are restricted and subject to forfeiture over an 18-month period from December 22, 2000.

(6) Includes 45,000 shares subject to exercisable options. Also includes 25,000 shares that are restricted and subject to forfeiture over an 18-month period from December 22, 2000.

(7) Includes 50,000 shares that are restricted and subject to forfeiture over an 18-month period from December 22, 2000.

(8) Includes 25,000 shares that are restricted and subject to forfeiture over an 18-month period from December 22, 2000.

(9) Includes 27,000 shares subject to exercisable options. Also includes 25,000 shares that are restricted and subject to forfeiture over an 18-month period from January 8, 2001.

(10) Includes 1,733,945 shares beneficially owned by BV Partners III, L.L.C., of which Andrew E. Jones is a general partner, and with respect to which he disclaims beneficial ownership. The 1,733,945 shares consist of 1,634,595 shares held by Boulder

      Ventures III, L.P. and 99,350 shares held by Boulder Ventures III (Annex), L.P. BV Partners III, L.L.C. serves as the general partner of both Boulder Ventures III, L.P. and Boulder Ventures III (Annex), L.P.

(11)  Includes 41,535 shares subject to exercisable options.

(12) Includes 3,963,302 shares beneficially owned by Crest Partners II, LLC, of which Mr. Mockenhaupt is a Managing Director. Crest Partners II, LLC is the general partner of Crest Communications Partners L.P., which owns 3,851,432 shares, and Crest Entrepreneurs Fund L.P., which owns 111,870 shares. Mr. Mockenhaupt disclaims beneficial ownership of the shares held by these funds, except to the extent of his pecuniary interest in such funds.

(13)  Includes 39,960 shares subject to exercisable options.

(14)  Includes 36,811 shares subject to exercisable options.

(15) Includes 270,000 shares subject to exercisable options, 5,936,000 shares owned by a family limited partnership, of which Mr. Fernandez serves as the general partner and 83,399 shares owned by a trust for the benefit of Mr. Fernandez and certain members of his family. Does not include an aggregate of 216,000 shares owned by Mr. Fernandez' daughter, with respect to which Mr. Fernandez disclaims beneficial ownership. Mr. Fernandez' address is 6268 Jericho Turnpike, Commack, New York 11725.

(16) The 3,963,302 shares consist of 3,851,432 shares held by Crest Communications Partners L.P. and 111,870 shares held by Crest Entrepreneurs Fund L.P. Crest Partners II, LLC serves as the sole general partner of both Crest Communications Partners L.P. and Crest Entrepreneurs Fund L.P. Gregg A. Mockenhaupt, who is a Managing Director of Crest Partners II, LLC, may be deemed to be a controlling person of Crest Communications Partners L.P. and Crest Entrepreneurs Fund L.P. Mr. Mockenhaupt disclaims beneficial ownership of the shares held by these funds, except to the extent of his proportionate pecuniary interest in such funds. The address of Crest Partners II, LLC is 320 Park Avenue, New York, New York 10022.

(17) Includes 1,015,230 shares subject to exercisable warrants. The address of Microsoft Corporation is One Microsoft Way, Redmond, Washington 98052-6399.

(18) BancBoston Ventures, Inc. is a wholly-owned subsidiary of Bank Boston, N.A., which is a wholly-owned subsidiary of Fleet Boston Financial Corporation. The address of BancBoston Ventures, Inc. is 100 Federal Street, Boston, Massachusetts 02110.

(19) The address of Bell Atlantic Investments, Inc. is 1095 Avenue of the Americas, New York, New York 10036.

(20) The address of West Highland Capital, Inc. is 300 Drake's Landing Road, Suite 290, Greenbrae, California 94904

(21)  Includes an aggregate of 757,306 shares subject to exercisable options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In December 1998, we loaned $25,000, and in May 1999, we loaned $200,000 to Kenneth Gavranovic, our Chairman and Chief Executive Officer. Each loan is evidenced by a full-recourse promissory note which bears interest at the rate of 10% per annum. The principal balances of Mr. Gavranovic's notes are payable on demand. Interest on each of the notes is payable quarterly on the first day of the calendar month following the quarter in which it accrues. The rate of interest payable under each promissory note may be increased upon the occurrence of any event of default, as specified in the notes.

      The notes are secured by a stock pledge agreement, whereby Mr. Gavranovic pledged 432,000 of his shares of common stock to secure his obligations under his respective notes. The stock pledge agreement permits us to dispose of the pledged shares upon the occurrence of an event of default, as that term is described in the stock pledge agreement. The proceeds of any disposition will be applied first to any unpaid balance due under the respective note, and any remaining surplus will be distributed to Mr. Gavranovic.

      We have guaranteed loan obligations of Mr. Gavranovic to Bear Stearns, to repay a $3.4 million loan. Mr. Gavranovic has entered into an agreement with us under which he has agreed to promptly repay to us any amounts that we may pay under that guarantee. This loan is secured by a lien on all the shares of Interland owned by Mr. Gavranovic, and salary, severance pay, or other amounts payable to Mr. Gavranovic may be offset against the loan.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Interland, Inc.


Date: April 30, 2001                 By: /s/ Kenneth Gavranovic
                                         ---------------------------------------
                                         Kenneth Gavranovic
                                         Chairman and Chief Executive Officer

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

--------------------------------------------------------------------------------
     Signature             Capacity in Which Signed                 Date
     ---------             ------------------------                 ----
--------------------------------------------------------------------------------


/s/ Kenneth Gavranovic
----------------------   Chairman of the Board, Chief
 Kenneth Gavranovic     Executive Officer and Director         April 30, 2001
                        (Principal Executive Officer)

--------------------------------------------------------------------------------


/s/ David N. Gill
----------------------    President, Chief Operating
   David N. Gill             Officer and Director              April 30, 2001

--------------------------------------------------------------------------------


/s/ Maryjane Stevens
----------------------    Senior Vice President and            April 30, 2001
  Maryjane Stevens         Chief Financial Officer

--------------------------------------------------------------------------------


 __________________                Director                    April 30, 2001
     Ted Field

--------------------------------------------------------------------------------


 __________________                Director                    April 30, 2001
 Clyde Heintzelman

--------------------------------------------------------------------------------


/s/ Andrew Jones
----------------------             Director
    Andrew Jones                                               April 30, 2001

--------------------------------------------------------------------------------


 __________________                Director                    April 30, 2001
 Gregg Mockenhaupt

--------------------------------------------------------------------------------


/s/ William Whitmer
----------------------             Director                    April 30, 2001
  William Whitmer

--------------------------------------------------------------------------------