Form 10-Q
period 2001-03-31
INTERLAND INC
filed 2001-05-15
CIK 1085586

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

                           303 Peachtree Center Avenue
                                    Suite 500
                             Atlanta, Georgia 30303
                   (Address, including zip code, of principal
                               executive offices)

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

                                 YES |X| NO |_|

The registrant had 47,348,585 shares of Common Stock, no par value, outstanding as of May 1, 2001.

                                 INTERLAND, INC.
                                    FORM 10Q
                                 MARCH 31, 2001
                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements                       Page
                                                                          ----

        Condensed Consolidated Balance Sheets at March 31, 2001
             (Unaudited) and December 31, 2000                             3

        Condensed Consolidated Statements of Operations for the
             three months ended March 31, 2001 and 2000  (Unaudited)       4

        Condensed Consolidated Statements of Cash Flows for the
             three months ended March 31, 2001 and 2000 (Unaudited)        5

        Notes to Condensed Consolidated Financial Statements (Unaudited)   6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                         11

Item 3. Quantitative and Qualitative Disclosures About Market Risk        26

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds                        27

Item 4.  Submission of Matters to a Vote of Security Holders              27

Item 6.  Exhibits and Reports on Form 8-K                                 27

Signatures                                                                28

                         PART I - FINANCIAL INFORMATION.

                                 INTERLAND, Inc.
                      Condensed Consolidated Balance Sheets
                 (In thousands, except share and per share data)


                                                                            March 31,         December 31,
                                                                              2001                2000
                                                                          -------------       -------------
                                               ASSETS                      (unaudited)
Current Assets:
  Cash and cash equivalents ........................................      $      33,065       $      56,314
  Restricted cash ..................................................              3,888               3,488
  Accounts receivable ..............................................              1,177                 991
  Prepaid commissions ..............................................              1,620               1,475
  Notes receivable-related party ...................................                545                 532
  Other current assets .............................................              3,999               4,061
                                                                          -------------       -------------
        Total current assets .......................................             44,294              66,861
                                                                          -------------       -------------
Property and Equipment:
  Internet access and computer equipment ...........................             15,987              15,672
  Construction in progress .........................................              7,146               4,492
  Other furniture and equipment ....................................              6,157               6,644
  Office computer equipment ........................................              2,165               2,165
  Purchased software ...............................................              8,741               7,830
  Leasehold improvements ...........................................              9,008               8,754
                                                                          -------------       -------------
                                                                                 49,204              45,557
  Less accumulated depreciation and amortization ...................             (9,898)             (7,178)
                                                                          -------------       -------------
    Property and equipment, net ....................................             39,306              38,379
                                                                          -------------       -------------
Other Long-Term Assets:
  Intangible asset, net ............................................                409                 456
  Deposits and other long-term assets ..............................                827               1,139
                                                                          -------------       -------------
        Total other long-term assets ...............................              1,236               1,595
                                                                          -------------       -------------
        Total assets ...............................................      $      84,836       $     106,835
                                                                          =============       =============

                                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable .................................................      $       4,387       $      11,724
  Accrued expenses .................................................              9,676               9,792
  Capital lease obligations ........................................              6,748               6,557
  Deferred revenue .................................................             13,835              12,952
                                                                          -------------       -------------
        Total current liabilities ..................................             34,646              41,025
                                                                          -------------       -------------

Unearned revenue ...................................................              1,608               1,511
Capital lease obligations ..........................................              8,068               9,180
Commitments and Contingencies
Shareholders' Equity:
 Preferred stock, no par value, 25,000,000 shares authorized:
  Series A, $2.02 stated value, 15,000,000 shares
  authorized; no shares issued and outstanding .....................                 --                  --
  Series B, 2,000,000 shares authorized, no shares issued
  and outstanding ..................................................                 --                  --
 Common stock, no par value; 200,000,000 shares authorized,
 47,348,585 and 47,323,585 shares issued and outstanding as
 of March 31, 2001 and December 31, 2000 ...........................            145,887             145,931
 Warrants ..........................................................             18,280              18,280
 Deferred product development costs ................................             (4,733)             (5,076)
 Deferred marketing costs ..........................................             (9,932)            (10,818)
 Deferred compensation .............................................             (5,919)             (7,005)
 Accumulated deficit ...............................................           (103,069)            (86,193)
                                                                          -------------       -------------
        Total shareholders' equity .................................             40,514              55,119
                                                                          -------------       -------------
        Total liabilities and shareholders' equity .................      $      84,836       $     106,835
                                                                          =============       =============

     See accompanying notes to Condensed Consolidated Financial Statements.

                                 INTERLAND, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                      For the Three Months
                                                         Ended March 31,
                                                      2001             2000
                                                      ----             ----
                                                     (In thousands, except
                                                       share and per share
                                                             data)
Revenues:
  Shared ....................................      $    6,636       $    4,403
  Dedicated and managed services ............           3,053              982
  Application hosting .......................             380              512
  Professional services .....................             797              371
                                                   ----------       ----------
                                                       10,866            6,268
                                                   ----------       ----------

Operating expenses:
  Cost of revenues (including non-cash
   expense of $1,228 and $808 for
   the three-months ended March 31,
   2001 and 2000) ...........................          11,549            6,288
  Sales and marketing .......................           4,833            5,580
  General and administrative (including
   non-cash stock compensation
   expense of $1,157 and $597 for
   the three-months ended March 31,
   2001 and 2000) ...........................           8,559            4,854
  Depreciation and amortization .............           2,924              587
                                                   ----------       ----------
     Total operating expenses ...............          27,865           17,309
                                                   ----------       ----------

Operating loss ..............................         (16,999)         (11,041)
                                                   ----------       ----------
Other income (expense):
  Interest income ...........................             766              351
  Interest expense ..........................            (643)             (99)
                                                   ----------       ----------
     Total other income .....................             123              252
                                                   ----------       ----------
Net loss ....................................         (16,876)         (10,789)
Preferred stock beneficial conversion
  and dividends .............................               0             (551)
                                                   ----------       ----------
Net loss applicable to common
  shareholders ..............................      $  (16,876)      $  (11,340)
                                                   ==========       ==========
Basic and diluted net loss per
  common share ..............................      $    (0.36)      $    (0.47)
                                                   ==========       ==========
Shares used in computing net loss
  per share .................................      46,723,585       23,936,326
                                                   ==========       ==========

     See accompanying notes to Condensed Consolidated Financial Statements.

                                 INTERLAND, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                        For the Three Months
                                                                            Ended March 31,
                                                                      ---------------------------
                                                                         2001             2000
                                                                      ----------       ----------
                                                                            (in thousands)
Cash flows from operating activities:
  Net loss .....................................................      $  (16,876)      $  (10,789)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation and amortization ...............................           2,924              587
   Amortization of non-cash stock compensation expense .........           1,157              597
   Amortization of deferred development and marketing costs ....           1,228              808
   Loss on disposal of property and equipment ..................             376                0
   Changes in operating assets and liabilities:
     Accounts receivable .......................................            (186)            (923)
     Prepaid commissions .......................................            (145)            (348)
     Other current assets ......................................             501           (3,798)
     Notes receivable--related parties .........................             (13)             (12)
     Other assets ..............................................             312              156
     Accounts payable and accrued liabilities ..................          (7,454)           6,710
     Deferred revenue ..........................................             980            4,952
                                                                      ----------       ----------
       Total adjustments .......................................            (320)           8,729
                                                                      ----------       ----------
       Net cash used in operating activities ...................         (17,196)          (2,060)
                                                                      ----------       ----------

Cash flows from investing activities:
  Purchases of property and equipment ..........................          (4,619)          (7,592)
  Deposit of restricted cash ...................................            (400)            (193)
                                                                      ----------       ----------
       Net cash used in investing activities ...................          (5,019)          (7,785)
                                                                      ----------       ----------

Cash flows from financing activities:
  Net proceeds from issuance of common stock ...................            (112)             (42)
  Net proceeds from issuance of preferred stock ................               0            4,000
  Payment of preferred dividend ................................               0             (586)
  Borrowings on capital lease obligations ......................             721            1,161
  Payments on capital lease obligations ........................          (1,643)            (259)
                                                                      ----------       ----------
       Net cash (used in)/provided by financing activities .....          (1,034)           4,274
                                                                      ----------       ----------
Net decrease in cash and cash equivalents ......................         (23,249)          (5,571)
Cash and cash equivalents, beginning of period .................          56,314           24,510
                                                                      ----------       ----------
Cash and cash equivalents, end of period .......................      $   33,065       $   18,939
                                                                      ==========       ==========

Supplemental cash flow disclosure:
  Cash paid for interest .......................................      $      521       $       99
                                                                      ==========       ==========
Non cash disclosure:
  Issuance of stock and options for
  consultant and employee compensation .........................               0            4,349
                                                                      ==========       ==========
  Issuance of warrants to strategic partners ...................               0            4,651
                                                                      ==========       ==========

     See accompanying notes to Condensed Consolidated Financial Statements.

                                 Interland, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.    Nature of Business

      Interland, Inc. (the "Company") commenced operations on September 18, 1997. The Company provides a broad range of Web site and application hosting and other related Web based business solutions specifically to meet the needs of small- to medium-sized businesses. The Company focuses on delivering high-quality, reliable, and flexible services that are backed by customer support 24 hours a day, 7 days a week, and 365 days a year. The Company offers its solutions directly and through third-party dealers that resell the Company's Web hosting services.

History of Operating Losses

      The Company has incurred net losses since it commenced operations. As of March 31, 2001, the Company had an accumulated deficit of $103 million. These losses have occurred because of the costs incurred by the Company to develop its products, build a customer support infrastructure, and expand its market share in an extremely competitive market. The Company's success depends on its ability to achieve profitability and on its ability to raise funds as needed. The Company plans to continue to increase its operating expenses in order to fund higher levels of market share, increase its sales and marketing efforts, broaden its customer support capabilities, and expand its administrative resources in anticipation of future growth. To the extent that increases in such expenses precede or are not offset by increased revenues, the Company's business, results of operations, and financial condition would be materially adversely affected.

      The Company must expand and adapt its network infrastructure to meet the increasing number of users and their increased demand for services. This expansion depends on financial, operational and management resources as well as telecommunications capacity and pricing and third party suppliers. Any failure of these could adversely affect its business.

      The Company is pursuing an internal growth strategy and it is anticipated that the Company may require additional funding before beginning to generate positive cash flow. The Company believes that its current cash and cash equivalent balances will be sufficient to fund execution of its current business plan through 2001. However, the execution of the business plan may require additional capital to fund operating losses, working capital needs, sales and marketing expenses, lease payments and capital expenditures. From time to time the Company may consider financing alternatives, which may include the incurrence of debt, additional public or private equity offerings, or an equity investment by a strategic partner. Actual capital requirements may vary based upon the timing and success of the expansion of operations. Capital requirements may also change based upon technological and competitive developments. In addition, several factors may affect the Company's capital requirements:

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

Business Combination

      On March 23, 2001, Micron Electronics, Inc. ("Micron Electronics"), Interland, Inc. ("Interland"), and Imagine Acquisition Corporation, a wholly owned subsidiary of Micron Electronics ("MERGER SUB") entered into an Agreement and Plan of Merger dated as of March 22, 2001 (the "MERGER AGREEMENT"). Subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into Interland, with Interland to survive the Merger and become a wholly owned subsidiary of Micron Electronics (the "MERGER"). Immediately subsequent to the Merger, Micron Electronics will change its name to "Interland." Each outstanding share of Interland's common stock will be exchanged for 0.861 (the "EXCHANGE RATIO") shares of Micron Electronics' common stock and options and warrants to purchase Interland's common stock will be exchanged for options or warrants, respectively, to purchase shares of Micron Electronics' common stock according to the Exchange Ratio. The Merger is expected to be consummated during the third quarter of 2001.

      Pursuant to the Bridge Loan Agreement, if the Closing has not occurred prior to June 30, 2001, Micron Electronics has agreed to advance up to an aggregate principal amount of $10 million to Interland between June 30, 2001 and August 31, 2001, and if the Closing has not occurred prior to August 31, 2001, up to an aggregate principal amount of $20 million (including all amounts previously advanced under the Bridge Loan Agreement) between August 31, 2001 and the earlier to occur of (x) the Closing or (y) the termination of the Merger Agreement. Interest accrues on amounts advanced under the Bridge Loan Agreement at the rate of 10% per annum.

Interim Unaudited Financial Information and Principles of Consolidation

      The accompanying unaudited financial information as of March 31, 2001 and for the three-month period ended March 31, 2001 and 2000 has been prepared in accordance with generally accepted accounting principles for interim financial information. All significant adjustments, consisting of only normal and recurring adjustments, which in the opinion of management are necessary for a fair presentation of the results for the three-month period ended March 31, 2001 and 2000, have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year.

      The accompanying consolidated financial statements include the accounts of Interland and its wholly owned subsidiary, Interland BV in The Netherlands. All intercompany balances and transactions have been eliminated in consolidation. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The accompanying unaudited condensed consolidated financial statements as of March 31, 2001 do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the audited financial statements and footnotes included in the Company's Annual Report on Form 10-K, for the fiscal year ended December 31, 2000.

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

      At March 31, 2001 and December 31, 2000 the Company held several certificates of deposits, which have maturities, ranging from 6 to 12 months. These investments are restricted to use by certain vendors for rent, credit card processing, lease payments and other items. These deposits have been classified as restricted cash in the accompanying condensed consolidated balance sheets.

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

Property and Equipment

      Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the various classes of property, which is three years for all software, computer and Internet equipment, including capital leases, and seven years for other furniture and equipment. Leasehold improvements are amortized over the lesser of the useful life of the asset or the term of the lease. Construction in progress represents primarily computer equipment and leasehold improvements to expand the Company's network and facilities that have not been placed in operation as of March 31, 2001 or December 31, 2000.

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

      Professional services revenue is recognized as the services are performed, provided that no significant obligations remain. The Company generally receives all payments for professional services prior to the services being performed; therefore, collection is considered probable.

      The Company provides a 30-day money back guarantee to its customers and offers its customers a 99.9% service level warranty. The Company records an allowance for returns and an accrual for warranty claims on a monthly basis based on historical experiences. The Company has not experienced significant returns or warranty claims to date and does not have a significant returns or warranty claims reserve as of March 31, 2001 or December 31, 2000.

Basic and Diluted Net Loss Per Share

      The Company follows Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." That statement requires the disclosure of basic net income (loss) per share and diluted net income (loss) per share. As of March 31, 2001 and December 31, 2000, 625,000 and dilutive 600,000 shares, respectively, were excluded from the calculation of net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income (loss) per share gives effect to all potentially dilutive securities. The Company's convertible preferred stock, restricted stock, stock options and stock warrants are potentially dilutive securities and are not included in historical diluted net loss per share in any periods presented as they would reduce the loss per share.

      Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 98, for all periods prior to the Company's initial public offering, basic net loss per share is computed by using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of common stock outstanding during the period and nominal issuances of common stock and common stock equivalents, regardless of whether they are antidilutive, as well as the potential dilution of common stock equivalents, if dilutive. The Company has not issued common stock or common stock equivalents for considerations that management considers nominal.

Reclassifications

      Certain prior period balances and amounts have been reclassified to conform to current period presentation.

3. Related-Party Transaction

      On March 22, 2001 Interland guaranteed loan obligations of Ken Gavranovic, Chairman and Chief Executive Officer, to Bear Stearns to repay a $3.4 million loan. Mr. Gavranovic has entered into an agreement with Interland under which he has agreed to promptly repay Interland any amounts that Interland may pay under that guarantee. Micron Electronics will assume the rights and obligations of the guarantee at the effective time of the merger. This loan is secured by a lien on all the shares of Interland owed by Mr. Gavranovic, and salary, severance pay, or other amounts payable to Mr. Gavranovic may be offset against the loan.

4.  Shareholder's Equity

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

      On December 24, 1999 the Company issued warrants to purchase 546,480 shares of common stock at an exercise price of $5.37 per share to Microsoft Corporation ("Microsoft"). This warrant was issued in connection with entering into a five year Development, License, and Co-marketing Agreement (the "Agreement") with Microsoft that expires December 23, 2004. The warrant can be exercised by paying the cash exercise price or by surrendering common shares owned by Microsoft equal to the exercise price. The Agreement grants to Microsoft a non-exclusive perpetual license to proprietary installation tools for third-party hosted applications on Windows NT or Windows 2000. Microsoft has the sole right to terminate the Agreement if the Company fails to deliver the tools on a timely basis or if the Company fails to correct any errors in the tools on a timely basis, and Microsoft will provide technical consulting and writing services during the development of the tools. Additionally, in consideration of the obligations of Microsoft, the Company agreed to pay Microsoft 5% of the total gross revenues that the Company receives from third parties in consideration of its licensing and other exploitation of the tools for the five years following acceptance of the tools by Microsoft. During the three-month periods ended March 31, 2001 and March 31, 2000, the Company made no payments to Microsoft under this arrangement. The Company recorded the value of the warrants, calculated using the Black-Scholes pricing model, of approximately $2,144,000 as deferred development costs and will amortize this amount to the cost of revenues over the five-year term of the Agreement. The Company recognized non-cash stock compensation expense related to these warrants of $107,000 and $107,000 for the three-month periods ended March 31, 2000 and 2001, respectively.

      In connection with a stock purchase agreement, on July 26, 2000, Microsoft invested an additional $7,500,000 in the Company in exchange for 625,000 shares of common stock. Microsoft also received an additional warrant to purchase 468,750 shares of common stock at an exercise price of $12.00 per share. The value of the warrants of approximately $3,764,000 was recorded as additional deferred development costs and will be amortized over the remaining term of the five-year Agreement. The Company recognized non-cash stock compensation expense related to these warrants of $235,000 for the three-month period ended March 31, 2001.

      On January 28, 2000 the Company issued warrants to purchase up to 376,920 shares of common stock to Road Runner at an exercise price of $8.33 per share. These warrants were issued in connection with the entering into a Web hosting reseller agreement. This agreement requires the Company to provide hosting services at wholesale prices, to provide customers and technical support and to provide other services. Upon signing the Web hosting agreement, 108,000 of the warrants vested immediately. The remaining 268,920 vest based on the number of new customers provided through the Web hosting agreement; therefore, the total remaining warrants may never vest if the new customer targets are not met. In January 2000 the Company recorded expense of $654,000 related to the 108,000 warrants that vested upon the signing of the agreement. The Company will record additional expense in the future based on the number of warrants that vest based on performance targets as valued using the Black-Scholes pricing model at the time of vesting. As of March 31, 2001, no additional warrants have vested.

      On March 15, 2000 the Company entered into a stock purchase agreement with VeriSign. In connection with this financing transaction, the Company issued 744,825 shares of Series A preferred stock to VeriSign, at a purchase price of $5.37 per share for total proceeds of $4 million. The Company also issued a warrant to VeriSign to purchase 372,413 shares of common stock at an exercise price of $5.37 per share. The number of shares subject to the warrant may be adjusted to prevent dilution and each warrant will expire five years after its issuance. In addition, under the stock purchase agreement, on July 26, 2000, the Company issued 500,000 shares of common stock to VeriSign in exchange for an additional $6,000,000 in cash. In connection with the additional investment, the Company issued an additional warrant to purchase 375,000 shares of common stock at an exercise price of $12.00 per share. In conjunction with the initial investment, the Company entered into a 4-year premier program agreement with VeriSign. The Company recorded deferred expense of $2,444,000 for the value of the warrant issued on March 15, 2000, deferred expense of $2,207,000 for the difference between the purchase price of $5.37 per share and the fair value of the Company's common stock on that date of $8.33 per share and deferred expense of $3,011,000 for the values of the warrants issued on July 26, 2000. This deferred expense will be amortized over the remaining 4 year term of the premier program agreement entered into with VeriSign and the Company recognized non-cash cost of revenue of $48,000 and $479,000 for the three-month periods ended March 31, 2000 and 2001, respectively.

      On May 8, 2000 the Company entered into a stock purchase agreement with Verizon Communications ("Verizon"). In connection with this financing transaction, the Company issued 1,199,999 shares of Series A preferred stock to Verizon at a purchase price of $8.33 per share. As a result of the sale of the convertible preferred stock at conversion prices below the fair market value of $12.00 for the common stock on the date of the issuance of the preferred stock, the Company recorded a preferred stock dividend of approximately $4,400,000 related to this beneficial conversion feature in accordance with EITF Issue 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." In addition, under the stock purchase agreement on July 28, 2000, the Company issued 1,250,000 shares of common stock to Verizon in exchange for an additional $15,000,000 in cash.

      Additionally, on May 8, 2000, the Company entered into a non-binding letter of intent with Verizon to enter into a business relationship. The non-binding letter of intent indicated that the parties would work to complete final versions of a marketing channel relationship agreement and a service provider agreement. On October 11, 2000 the parties executed final versions of these agreements. These agreements provide for Verizon to promote and co-brand the Company's products and services. The term of the agreements is three years and the Company will pay to Verizon 12.5% of any revenue received from customers with whom Verizon originates contact. The Company will record this amount as an offset to revenue in the statement of operations. In return for access to Verizon's customer base and for other consideration, on October 11, 2000 the Company issued to Verizon a warrant to purchase 3,132,000 shares of common stock at an exercise price of $18 per share. The warrant is exercisable for three years. The Company has measured the fair value of warrants issued to Verizon using the Black-Scholes pricing model as $4,885,000 and recorded this value of the warrants as deferred expense to be amortized over the 3 year term of the agreements starting in the fourth quarter of 2000. The Company recognized non-cash cost of revenue of $407,000 for the three-month period ending March 31, 2001.

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

Stock Options

      During July 1999 the board of directors approved the Stock Incentive Plan (the "Plan"). As of December 31, 2000 and March 31, 2001, 7,560,000 shares of common stock are reserved for the grant of qualified and nonqualified stock options and other incentive awards to employees of the Company. As of March 31, 2001, the Company has 941,310 options available for issuance under the Plan. The Plan provides for the grant of options to eligible employees and the board of directors determines the specific terms of each option grant, including vesting period and exercise price. The options generally vest over a three-year period, and 2,679,400 of the outstanding options and restricted stock grants fully vest upon a change of control, while the balance vest upon a change of control and loss of employment within six months of a change of control.

      On July 1, 1999 the Company issued options to purchase 108,000 shares of common stock to an employee at an exercise price of $0.01 per share. The fair market value on the date of grant was estimated to be $2.78 per share. The Company recorded deferred compensation of $300,000 related to this grant. The deferred compensation will be amortized over the vesting period of the options, which is three years from July 1, 1999. The Company amortized $25,000 and $25,000 for the three-month periods ending March 31, 2000 and 2001, respectively. The compensation expense is included in non-cash general and administrative compensation expense in the accompanying consolidated statements of operations.

      During 1999 the Company granted options to purchase 1,728,000 shares of common stock to consultants at exercise prices ranging from $0.01 to $2.78 per share. The Company recognized non-cash compensation expense of $3,695,000 related to the issuance to these options. The options were valued using the Black Scholes pricing model. The Company amortized $223,000 and $0 for the three-month periods ending March 31, 2000 and 2001, respectively in non-cash general and administrative compensation expense in the accompanying consolidated statements of operations.

      In 2000 the Company granted options under the Plan to purchase 2,280,700 shares of common stock to employees at prices less than fair market value. In addition, on December 22, 2000 and January 8, 2001, the Company granted 600,000 and 25,000, respectively, restricted shares under the Plan. The Company recorded deferred compensation of $9,020,000 related to the grant of stock options and restricted stock at less than fair market value. The Company amortized $349,000 and $1,132,000 for the three-month periods ending March 31, 2000 and 2001 in non-cash general and administrative compensation expense in the accompanying statements of operations.

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

      Currently, we derive a substantial majority of our revenues from shared and dedicated hosting and managed services. We also derive revenue from applications hosting and professional services. Our strategy is to grow our customer base and revenues by marketing value-added services to small and medium-sized businesses. We expect that our number of customer accounts will grow rapidly, and that the revenue from the sale of higher margin services, such as dedicated hosting and managed services, will increase more rapidly than our base shared hosting revenue. Currently, most of our hosting revenues are generated from recurring monthly fees. The remainder is derived from one-time-set-up fees for installation. We currently sell our services under agreements having terms of three months to two years. Most of our customer agreements may be canceled within the first thirty days. For shared hosting we receive payment in advance typically for the full contract amount by direct charges to credit cards. We recognize all revenues, including set-up fees, ratably over the term of the contract.

      Our expenses consist of:

      o cost of revenue, which is mainly comprised of compensation and related expenses for technical operations, Internet connectivity and other related telecommunications expense, and operating lease expense related to our data centers;

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

      We have incurred significant losses and experienced negative cash flow from operations since our inception and, as of March 31, 2001, had an accumulated deficit of approximately $103 million. We intend to continue to invest heavily in sales and marketing and, the continued development of our network infrastructure and technology. We expect to expand our operations and workforce, including our network operations, technical support, and administrative resources in response to sales growth. In addition, we intend to continue to expand our existing inside and outside sales force to develop new sales channels and relationships. We expect to continue to incur substantial losses through 2002, if not longer. Our ability to achieve profitability and positive cash flow from operations will be dependent upon our ability to grow our revenues and achieve operating efficiencies.

Results of Operations

      The following table shows percentage of revenue data for the three months ended March 31, 2001 and 2000:

                                                         % of Revenues
                                                 ------------------------------
                                                       Three Months Ended
                                                       ------------------
                                                 March 31, 2001  March 31, 2000
                                                 --------------  --------------
Revenues ....................................         100.0%           100.0%
Operating expenses:
  Cost of revenue ...........................         106.3            100.3
  Sales and marketing .......................          44.5             89.0
  General and administrative ................          78.7             77.4
  Depreciation and amortization .............          26.9              9.4
                                                    -------          -------
Operating loss ..............................        (156.4)          (176.1)
  Interest income ...........................           7.0              5.6
  Interest expense ..........................          (5.9)            (1.6)
                                                    -------          -------
 Net loss ...................................        (155.3)%         (172.1)%
                                                    =======          =======

Comparison of the Three Months Ended March 31, 2001 and 2000

Revenues

      Interland's revenues increased $4.6 million, or 73.4%, to $10.9 million during the three months ended March 31, 2001 from $6.3 million during the three months ended March 31, 2000. This increase was due mainly to internal growth of its business and the number of customer served. The number of Web sites increased from 61,442 at March 31, 2000 to 88,571 at March 31, 2001.

Cost of revenue

      Interland's cost of revenue increased $5.3 million, or 83.7%, to $11.5 million, or 106.3% of revenue, during the three months ended March 31, 2001 from $6.3 million, or 100.3% of revenue during the three months ended March 31, 2000, due to the growth of its business and related expenses, including $2.7 million in increased salary expense related to an increase in the number of data center and customer service personnel, $1.5 million increase in operating lease expense, $500,000 increase in Internet connection costs, and a $400,000 increase in non-cash compensation. The non-cash expense largely related to deferred expenses associated with Interland's strategic relationships with Microsoft, VeriSign, and Verizon.Interland anticipates that costs of revenues will increase in absolute dollars, but decline as a percentage of revenues as it continues to grow, and achieve a more cost-effective scale of operations.

Sales and marketing

      Sales and marketing expenses decreased $747,000 to $4.8 million, or 44.5% of revenue, during the three months ended March 31, 2001 from $5.6 million, or 89.0% of revenue during the three months ended March 31, 2000. This decrease was due to a $2.6 million decrease in marketing communications expense, offset by an increase in salary expense of $1.5 million from a higher number of sales personnel. Interland expects its sales and marketing expenditures to increase in absolute amount, but remain somewhat stable as a percentage of revenues over the remaining three quarters of 2001.

General and administrative

      General and administrative expense increased $3.7 million to $8.6 million, or 78.7% of revenue, during the three months ended March 31, 2001 from $4.9 million, or 77.4% of revenue during the three months ended March 31, 2000. The main factors contributing to this increase included $2.3 million of non-recurring costs related to the shut-down of its European subsidiary, a $560,000 increase in salary expense, and a $560,000 increase in non-cash compensation related to the granting of stock options in 2000 to employees at prices less than fair market value. Interland expects its general and administrative expenses to increase in the future, after normalizing for the one-time European shutdown expense, but decline as a percentage of revenues as it grows, and achieves a more cost-effective scale of operations.

Depreciation and amortization

Depreciation and amortization expense increased $2.3 million to $2.9 million, or 26.9% of revenue during the three months ended March 31, 2001 from $587,000, or 9.4% of revenue during the three months ended March 31, 2000, as a result of Interland's investment in a new data center in Atlanta.

Interest income (expense), net

      Interest income (expense), net consists primarily of interest income on Interland's cash and cash equivalent balances less interest expense on its capital lease obligations. Interest earned on its cash and cash equivalents increased $416,000 to $766,000, or 7.0% of revenue during the three months ended March 31, 2001 from $351,000, or 5.6% of revenue during the three months ended March 31, 2000. This increase was primarily due to the completion of an initial public offering on July 25, 2000, which resulted in higher cash balances available for investment. During the three months ended March 31, 2001 and 2000, respectively, Interland incurred interest expense in the amount of $643,000 and $99,000 on capital lease obligations.

Income taxes

      No provision for federal income taxes has been recorded as Interland has incurred net operating losses from inception through March 31, 2001. As of December 31, 2000, Interland had approximately $77 million of federal net operating loss carry-forwards available to offset future taxable income, which expire in varying amounts beginning in 2013. Interland has recorded a valuation reserve for all its net deferred tax benefit in the three-month periods ended March 31, 2001 and 2000 due to uncertainty that it will generate sufficient taxable income during the carry-forward period to realize the benefit of its net deferred tax asset.

Net Loss

      Interland's net loss increased $6.1 million to $16.9 million during the three months ended March 31, 2001 from $10.8 million during the three months ended March 31, 2000. Interland's net loss increased mainly as a result of increased cost of revenue and general and administrative expense. These expense increases were partially offset by an increase in revenue of $4.6 million and a decrease in sales and marketing expenses of $747,000.

Liquidity and Capital Resources

      We have financed our operations to date mainly through public and private equity placements and capital leases from vendors. At March 31, 2001 we had an accumulated deficit of $103 million and unrestricted cash and cash equivalents of $33 million. This balance of cash and cash equivalents is largely the result of our completion of an initial public offering on July 25, 2000, which raised net proceeds of $53 million and by our raising $28.5 million from the sale of 2,375,000 shares of common stock to three investors on July 26, 2000.

      During the three months ended March 31, 2001 and 2000, we used cash to fund operations of $17.2 million and $2.1 million, respectively. The increase in cash used in operations was due mainly to working capital requirements and net losses. Net cash used in investing activities was $5.0 million and $7.8 million for the three months ended March 31, 2001 and 2000, respectively, and is comprised mainly of equipment purchases of $4.6 million and $7.6 million, respectively. Net cash (used in)/provided by financing activities was $(1.0) million and $4.3 million during the three months ended March 31, 2001 and 2000, respectively, and is related mainly to the sale of our Series A preferred stock in private placements, as well as borrowings and payments under capital leases. Total borrowings under our capital lease obligations as of March 31, 2001 were approximately $14.8 million.

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

      We are pursuing an internal growth strategy that we anticipate may require additional funding before we begin to generate positive cash flow. We believe that our current cash and cash equivalent balances will be sufficient to fund execution of our current business plan through the end of 2001. However, the execution of our business plan may require additional capital to fund our operating losses, working capital needs, sales and marketing expenses, lease payments and capital expenditures. From time to time, we will consider our financing alternatives, which may include the incurrence of debt, additional public or private equity offerings, or an equity investment by a strategic partner. Actual capital requirements may vary based upon the timing and success of the expansion of our operations. Our capital requirements may also change based upon technological and competitive developments. In addition, several factors may affect our capital requirements:

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

      At March 31, 2001 we have made commitments of approximately $775,000 in capital expenditures outstanding for expanded network and facilities.

      On March 5, 2001 the Company entered into a Service Provider Agreement with MCI WorldCom Network Services, Inc. The term of the Agreement is three years, and grants to WorldCom the non-exclusive right to resell Interland's shared and dedicated hosting plans, e-commerce solutions, web design services, and related support services directly to its customer base. Over the course of the Agreement, WorldCom has guaranteed Interland revenue of at least $3,000,000.

      On March 22, 2001 Interland guaranteed loan obligations of Ken Gavranovic, Chairman and Chief Executive Officer, to Bear Stearns to repay a $3.4 million loan. Mr. Gavranovic has entered into an agreement with Interland under which he has agreed to promptly repay Interland any amounts that Interland may pay under that guarantee. Micron Electronics will assume the rights and obligations of the guarantee at the effective time of the merger. This loan is secured by a lien on all the shares of Interland owed by Mr. Gavranovic, and salary, severance pay, or other amounts payable to Mr. Gavranovic may be offset against the loan.

      On March 23, 2001, Micron Electronics, Inc. ("Micron Electronics"), Interland, Inc. ("Interland"), and Imagine Acquisition Corporation, a wholly owned subsidiary of Micron Electronics ("MERGER SUB") entered into an

Agreement and Plan of Merger dated as of March 22, 2001 (the "MERGER AGREEMENT"). Subject to the terms and conditions of the Merger Agreement, Merger Sub will merge with and into Interland, with Interland to survive the Merger and become a wholly owned subsidiary of Micron Electronics (the "MERGER"). Each outstanding share of Interland's common stock will be exchanged for 0.861 (the "EXCHANGE RATIO") shares of Micron Electronics' common stock and options and warrants to purchase Interland's common stock will be exchanged for options or warrants, respectively, to purchase shares of Micron Electronics' common stock according to the Exchange Ratio. In the event that Micron Electronics' cash and cash equivalents net of those liabilities and related reserves that do not relate to its hosting business (the "NET AVAILABLE CASH") are less than $200 million as of the date upon which the closing of the Merger occurs (the "CLOSING"), the Exchange Ratio will be adjusted as provided in the Merger Agreement. If the Net Available Cash is less than $100 million at the Closing, then Interland shall have the right to terminate the Merger Agreement; provided, however, that such termination right may not be exercised by Interland if it has been advanced more than $10 million by Micron Electronics pursuant to a Bridge Loan and Security Agreement (the "BRIDGE LOAN AGREEMENT") entered into contemporaneously with the Merger Agreement.

      Pursuant to the Bridge Loan Agreement, if the Closing has not occurred prior to June 30, 2001, Micron Electronics has agreed to advance up to an aggregate principal amount of $10 million to Interland between June 30, 2001 and August 31, 2001, and if the Closing has not occurred prior to August 31, 2001, up to an aggregate principal amount of $20 million (including all amounts previously advanced under the Bridge Loan Agreement) between August 31, 2001 and the earlier to occur of (x) the Closing or (y) the termination of the Merger Agreement. Interest accrues on amounts advanced under the Bridge Loan Agreement at the rate of 10% per annum.

      There can be no assurance that additional financing, if required, will be available on satisfactory terms, or at all. If we do not obtain additional financing, we intend to reduce our level of spending on both capital and operating expenses in order to utilize our existing cash balances to continue expanding the operations on a reduced scale.

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS is effective for fiscal years beginning after June 15, 2000. We adopted SFAS 133 as of January 1, 2001, and it did not have a material effect on our results of operations or financial condition.

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

Factors Affecting Future Operating Results

The recently announced merger with Micron Electronics has put a strain on our management and may adversely affect our relationships with our customers and could adversely affect our operating results.

      Our proposed merger with Micron Electronics presents many risks and uncertainties, including significant accounting charges, integration challenges and possible adverse reactions from customers and suppliers. The exchange ratio of 0.861 shares of Micron Electronics common stock for each outstanding share of our common stock will be adjusted upward if the cash and cash equivalents of Micron Electronics less any reserves related to Micron Electronics'

PC Systems or SpecTek businesses - the Net Available Cash - are less than $200 million at the time of the merger closing. The level of adjustment depends on the amount of Net Available Cash as of the merger closing. The exchange ratio will not be adjusted for fluctuations in the trading price of Micron Electronics common stock or our common stock.

      Micron Electronics will account for the acquisition of Interland using the purchase method of accounting. Under the purchase method, the purchase price of Interland will be allocated to the assets acquired and liabilities assumed from Interland. Micron Electronics expects to record a charge to operations upon the completion of the merger related to any acquired in-process research and development and to record amounts related to intangible assets and goodwill, which will result in annual amortization expenses. These annual amortization expenses will delay projected achievement of profitability for the combined Web hosting business. Additional restructuring charges in connection with the acquisition are also possible.

      The announcement of the merger may increase the likelihood of a number of changes to the business of Interland. These potential changes include loss of key management, development or other personnel; cancellation or decline in the rate of orders for products or services or deterioration of customer relationships; delays in product development or development of new service capabilities; and loss of key strategic relationships, joint marketing arrangements or key business partners.

      Our merger with Micron Electronics involves risks related to the integration and management of the combined Web hosting business. The integration of Micron Electronics and Interland will be a complex, time consuming and expensive process and may disrupt the businesses of both companies if not completed in a timely and efficient manner. After the merger, the company must operate as a combined organization utilizing common information and communication systems, operating procedures, financial controls and human resources practices.

      Micron Electronics and Interland may encounter substantial difficulties, costs and delays involved in integrating their operations. For example, Micron Electronics' current headquarters are located in Nampa, Idaho, while our headquarters are located in Atlanta, Georgia. The combined company will be headquartered in Atlanta, Georgia. Integration of operations and personnel may be difficult due to the current geographic distance between the two companies. The challenges of integrating the operations of Micron Electronics' Web hosting subsidiary HostPro and Interland will be increased by ongoing efforts associated with the continuing integration of other recent acquisitions by Micron Electronics of Web hosting businesses and Micron Electronics' continuing efforts to dispose of its non-Web hosting businesses. If this integration effort is not successful, then results of operations could be adversely affected, employee morale could decline, key employees could leave and customers could cancel existing orders or choose not to place new ones. In addition, the attention and effort devoted to the integration of the two companies will significantly divert management's attention from other important issues, such as expansion of the combined company's customer base, which could negatively affect the business and operating results of the combined company. Success of the merger will depend, in significant part, on the continued services of HostPro's and our senior management personnel and of its key technical and sales personnel. If members of the combined company's anticipated management were to terminate their employment with HostPro or us, the ability of the combined company to manage its business and workforce after the merger could be harmed and its operations could be disrupted, and the benefits that the combined company anticipates from the merger could be prevented or deferred.

      If the total costs of the merger and related consolidation and integration exceed estimates, or if the cost synergies of the merger are less than expected, the financial results and or financial position of the combined company would suffer. Any shortfall in anticipated operating results of the combined company could cause the market price of Micron Electronics common stock to decline. In addition, the market price of Micron Electronics common stock could decline, and perhaps significantly, if Micron Electronics does not experience the business benefits of the merger as quickly or in as great an amount as securities analysts expect.

      The merger is subject to several closing conditions, including approval by our shareholders and Micron Electronics' shareholders, and we cannot assure you that the merger will be successfully completed. In the event that the merger is not successfully completed, we may be subject to a number of material risks, including requirements to pay termination fees under certain circumstances.

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

      We have experienced operating losses and negative cash flows from operations in each quarterly and annual period since we began operations as a Web hosting business in 1997. As of March 31, 2001, our accumulated losses since September 17, 1997 have amounted to approximately $103 million. We had net losses of $16.9 million for the three months ended March 31, 2001. While our revenues have grown in recent periods, future growth will depend upon the success of our expansion plans. In connection with our expansion plans, we anticipate making significant investments in sales, marketing, technical and customer support personnel, as well as in our data centers and related equipment. As a result of our expansion plans, we expect our net losses and negative cash flow from operations to continue for the foreseeable future.

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

      We are currently experiencing a period of rapid expansion of our customer base. In addition, the number of our employees increased from 17 on March 31, 1998 to 550 on March 31, 2001. This growth has placed and, if it continues, will place a significant strain on our financial, management, operational and other resources. In addition, we must manage relationships with a growing number of third parties as we seek to complement our service offerings and increase our indirect sales efforts. Our management, personnel, systems, procedures and controls may not be adequate to support our existing and future operations. Our ability to manage our growth effectively will require us to continue:

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

      We are currently experiencing rapid growth and intend to continue expanding. Since beginning our operations as a Web hosting business in September 1997, we have grown to 550 employees as of March 31, 2001. We believe that we will need to hire approximately 200 additional personnel in all areas of our business over the next 12 months. Our future success will also depend on our ability to attract, train, retain and motivate highly qualified technical, marketing, sales and management personnel. Competition for qualified personnel among Internet-related businesses is intense, and we may not be able to attract and retain key personnel.

Impairment of our intellectual property rights could negatively affect the reputation of our brand or could allow competitors to minimize any advantage that our proprietary technology gives us.

      We rely on a combination of copyright, trademark, service mark and trade secret laws and contractual restrictions to establish and protect proprietary rights in our services, particularly including the name "Interland" and our proprietary customer management system. We have filed trademark registration applications in the U.S. that, even if granted, may not fully protect our ability to use these trademarks in all areas of the U.S. In addition, we have spent and expect to continue to invest significant amounts to build brand recognition of our name, and we could lose the return on this significant marketing investment if we were to lose or be restricted in the use of the Interland name to market our services. Third parties may object to our use of some of our trademarks, service marks, trade names, slogans or other devices, which could require that those indicia be changed or altered. At this point, we have no patented technology that would preclude or inhibit competitors from entering our market. While we believe that we may file several patent applications on particular aspects of our technology, we cannot be sure that we will receive any patents. We have entered into confidentiality and other agreements with our employees and contractors, including agreements in which they assign their rights in inventions to us. We have also entered into nondisclosure agreements with our suppliers, distributors and some of our customers in order to limit access to and disclosure of our proprietary information. These contractual arrangements or the other steps we have taken to protect our intellectual property may not prove sufficient to prevent illegal use of our technology or to deter independent third-party development of similar technologies. The laws of some foreign countries may not protect our services or intellectual property rights to the same extent, as do the laws of the United States. For example, there may be potential conflicts with the use of our name in other countries. We do not know what the impact of being unable to use our name in other countries may be, although this inability may cause us to incur significant additional expenses to build brand recognition in those countries.

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

      None

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders.

      None

Item 5. Other Information

      On March 22, 2001 Maryjane Stevens was promoted to Chief Financial
Officer.

Item 6. Reports on Form 8-K.

      The following report on Form 8-K of Interland was filed during the first quarter of 2001:

      Interland filed a current report on Form 8-K, dated March 23, 2001, reporting under Item 5 the announcement of the merger of Interland and Micron Electronics. Interland also reported under Item 7 the filing of the merger agreement and related press release as exhibits to the Form 8-K.

-------------------

                                   SIGNATURES
                                   ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 INTERLAND, Inc.



Dated:  May 15, 2001             By:    /s/ Maryjane Stevens
                                    ----------------------------------------
                                    Maryjane Stevens, Senior Vice President -
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer
                                    and Authorized Officer)